Form 10-K
period 2020-12-31
Revolution Acceleration Acquisition Corp
filed 2021-03-17
CIK 1824734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39768

REVOLUTION ACCELERATION ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Delaware	85-2994421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1717 Rhode Island Avenue, NW 10th floor Washington, D.C.	20036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 776-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	RAACU	The NASDAQ Stock Market LLC
Class A common stock, par value $0.0001 per share	RAAC	The NASDAQ Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	RAACW	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 30, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter), the Registrant’s securities were not publicly traded and therefore the Registrant cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 17, 2021, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share, 3,833,333 shares of Class B common stock, par value $0.0001 per share, and 5,750,000 shares of Class C common stock, par value $0.0001 per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including with respect to our recently announced proposed business combination with Berkshire Grey, Inc., a Delaware corporation (“Berkshire Grey”). These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. The following is a summary of the principal risk factors that make investing in our securities risky and may materially adversely affect our business, financial condition, results of operations and cash flows. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in Item 1A. “Risk Factors” of this report. These risk factors and uncertainties include, but are not limited to:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination, including our recently announced proposed business combination with Berkshire Grey;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	the ability of our directors and officers to generate a number of potential business combination opportunities;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; and

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”), including, when it becomes available, in our preliminary prospectus/proxy statement relating to our proposed business combination with Berkshire Grey.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our” or the “Company” are to Revolution Acceleration Acquisition Corp, a blank check company incorporated as a Delaware corporation. References to our “management” or our “management team” refer to our officers and directors. References to our “sponsor” refer to RAAC Management LLC, a Delaware limited liability company. References to our “initial stockholders” refer to our sponsor and other holders of our Class B common stock, par value $0.0001 per share (“founder shares”) and Class C common stock, par value $0.0001 per share (“alignment shares”).

Item 1 Business.

Overview

Over the last 15 years, our founders, John Delaney and Steve Case, have worked together on several transactions and through multiple disruptive trends that have helped shape today’s economic and business landscape. We believe we are on the cusp of another transformation, one that is driven by accelerating technological advancements and, importantly, shaped by increasing regulatory and public policy considerations.

We are a blank check company incorporated on September 10, 2020, as a Delaware corporation, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. While we may pursue an acquisition in any business industry or sector, our company will be focused on target companies operating in the healthcare, financial services, clean energy, consumer products, infrastructure, government to private sector transitions or media sectors that we believe are uniquely positioned to capitalize on the opportunities that can be unlocked by the convergence of innovation, government policy and regulation. Our sponsor is RAAC Management LLC, a Delaware limited liability company.

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on December 7, 2020. On December 10, 2020, we consummated our Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the shares of Class A common stock, par value $0.0001 per share, included in the Units offered, the “public shares”), including 3,750,000 additional Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $287,500,000, and incurring offering costs of $16,242,914, inclusive of $10,062,500 in deferred underwriting commissions.

Substantially concurrently with the closing of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 5,166,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant to our sponsor, generating gross proceeds of $7,750,000.

Upon the closing of the Initial Public Offering and the Private Placement, $287,500,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating our initial business combination. The Nasdaq Stock Market LLC (“Nasdaq”) rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time we sign a definitive agreement in connection with the initial business combination. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

We intend to effectuate an initial business combination using the proceeds from the Initial Public Offering and Private Placement, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt. We have not engaged in, and we will not engage in, any operations until we complete an initial business combination. We will not generate any operating revenues until after completion of our initial business combination, at the earliest. Our entire activity since inception through December 31, 2020, related to our formation, the preparation for the Initial Public Offering, and following the closing of the Initial Public Offering, the search for a prospective initial business combination. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

We will provide the holders of our public shares (the “public stockholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of our initial business combination or conduct a tender offer will be made by us, solely in our discretion. The public stockholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the Trust Account. The per-share amount to be distributed to public stockholders who redeem their public shares will not be reduced by the deferred underwriting commissions we pay to the underwriters of the Initial Public Offering. For additional information about the redemption rights of public stockholders, see Note 1 to the Financial Statements included herewith.

If we are unable to complete an initial business combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to fund our working capital requirements (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable) divided by the number of the then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Proposed Berkshire Grey Business Combination

On February 23, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Pickup Merger Corp, a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Berkshire Grey, which provides for, among other things, the merger of Merger Sub with and into Berkshire Grey, with Berkshire Grey being the surviving corporation of the merger and a direct, wholly owned subsidiary of the Company as a consequence of the merger (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Berkshire Grey Business Combination”). The Merger Agreement and the transactions contemplated thereby were unanimously approved by the board of directors of the Company on February 23, 2021 and by the board of directors of Berkshire Grey.

Subject to the terms and conditions of the Merger Agreement, the consideration to be paid in respect of each share of common stock, par value $0.001 per share, of Berkshire Grey (“Berkshire Grey Common Stock”) issued and outstanding (other than (i) any such shares held in the treasury of Berkshire Grey and (ii) any shares held by stockholders of Berkshire Grey who have perfected and not withdrawn a demand for appraisal rights) immediately prior to the effective time of the Merger will be a number of shares of newly issued Class A common stock of the Company (with each share valued at $10.00), par value $0.0001 per share (“Class A Stock”), equal to (x) $2,250,000,000.00 divided by (y) the number of shares of Aggregate Fully Diluted Company Stock (as defined in the Merger Agreement). Immediately prior to the closing of the Berkshire Grey Business Combination (the “Closing”), all of the outstanding shares of each series of preferred stock, par value $0.001 per share, of Berkshire Grey (“Berkshire Grey Preferred Stock”) will be converted into shares of Berkshire Grey Common Stock.

At the Closing, each outstanding option to acquire Berkshire Grey Common Stock and each award of restricted Berkshire Grey Common Stock will be converted into the right to receive an option relating to shares of Class A Stock and an award of restricted shares of Class A Stock, as applicable, upon substantially the same terms and conditions, including with respect to vesting and termination-related provisions, as existed prior to the Closing, except that the number of shares underlying such option and the exercise price and the number of shares subject to restricted stock awards, in each case, shall be determined as set forth in the Merger Agreement.

Each of the Company, Merger Sub and Berkshire Grey have made representations, warranties and covenants that are customary for a transaction of this nature. The representations and warranties contained in the Merger Agreement terminate and are of no further force or effect as of the Closing.

The Merger Agreement contains additional covenants of the parties, including, among others, covenants providing for (a) the parties to conduct their respective businesses in the ordinary course through the Closing, subject to certain exceptions, (b) the Company and Berkshire Grey to cease discussions regarding alternative transactions, (c) the Company to prepare with Berkshire Grey’s cooperation and to file with the SEC a registration statement on Form S-4 in connection with the registration under the Securities Act of 1933, as amended (the “Securities Act”), of the shares of Class A Stock issued in the Merger (the “Registration Statement”), (d) the Company to prepare with Berkshire Grey’s cooperation and to file with the SEC a proxy statement as part of the Registration Statement soliciting proxies from the Company’s stockholders to vote in favor of approval of the Merger Agreement, the transactions contemplated thereby and certain other matters in connection with the Berkshire Grey Business Combination at a stockholders’ meeting called therefor and (e) the parties providing required notice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”).

In connection with the Closing, the Company will amend and restate its second amended and restated certificate of incorporation and its bylaws such that the Company will (i) change its name to “Berkshire Grey, Inc.” and (ii) have a board of directors initially consisting of up to thirteen (13) directors, with one director nominee designated by the Company and up to twelve (12) director nominees to be mutually agreed by the Company and Berkshire Grey.

The consummation of the transactions contemplated by the Merger Agreement is subject to customary closing conditions for special purpose acquisition companies, including, among others: (a) approval of the Berkshire Grey Business Combination by the Company’s stockholders and Berkshire Grey’s stockholders, (b) the Registration Statement being deemed effective (c) the Company having at least $5,000,001 of net tangible assets, (d) the expiration or termination of the waiting period under the HSR Act, (e) the approval for listing on The Nasdaq Stock Market LLC of the shares of Class A Stock to be issued in connection with the Merger, and (f) as a condition to Berkshire Grey’s obligations to consummate the Berkshire Grey Business Combination, the Company having at least $200,000,000 in available cash, after taking into account payments required to satisfy the Company’s stockholder redemptions and the net proceeds from the PIPE Investment (as defined below).

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the Closing, including (a) by mutual written consent of the parties, (b) by either the Company or Berkshire Grey if a final and nonappealable order has been issued or governmental action that permanently makes consummation of the transactions illegal or otherwise prevents or prohibits the Berkshire Grey Business Combination, (c) by Berkshire Grey (i) if the Company’s stockholders do not vote to approve the Berkshire Grey Business Combination at the Company’s stockholders’ meeting convened for such purpose, (ii) upon a breach by the Company or Merger Sub that gives rise to a failure of a closing condition that cannot be cured or has not been cured within 30 days’ notice and the Company continues to use its reasonable best efforts to cure, or (iii) if the Berkshire Grey Business Combination is not consummated by August 23, 2021 (the “Outside Date”), unless Berkshire Grey is in material breach of the Merger Agreement, and (d) by the Company (i) if approval by Berkshire Grey’s stockholders is not obtained within two business days of the Registration Statement being declared effective by the SEC and delivered or otherwise made available to stockholders, (ii) upon a breach by Berkshire Grey that gives rise to a failure of a closing condition that cannot be cured or has not been cured within 30 days’ notice and Berkshire Grey continues its reasonable best efforts to cure, or (iii) if the Berkshire Grey Business Combination is not consummated by the Outside Date, unless the Company is in material breach of the Merger Agreement.

The Merger Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of the Merger Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. Investors and security holders are not third-party beneficiaries under the Merger Agreement and should not rely on the representations, warranties or covenants, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Merger Agreement or any of their respective subsidiaries or affiliates. The representations, warranties and covenants in the Merger Agreement were made only as of the date of the Merger Agreement or, with respect to certain representations, in the event the Closing, as of the date of such closing, or such other date as is specified in the Merger Agreement and are also modified in important part by the underlying disclosure schedules which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to stockholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. The Company does not believe that these schedules contain information that is material to an investment decision.

Subscription Agreements

Concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors have committed to purchase an aggregate amount of $165,000,000 in shares of Class A Stock at a purchase price of $10.00 per share, substantially concurrent with, and contingent upon, the Closing (the “PIPE Investment”).

The Subscription Agreements for the PIPE Investors provide for certain registration rights. In particular, the Company is required to, within 30 calendar days following the Closing, file with the SEC a registration statement registering the resale of the securities issued pursuant to the Subscription Agreements. Additionally, the Company is required to use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 90th calendar day following the filing date thereof and (ii) the 10th business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be “reviewed” or will not be subject to further review.

Each Subscription Agreement will terminate with no further force and effect upon the earliest to occur of: (a) such date and time as the Merger Agreement is terminated in accordance with its terms; (b) the mutual written agreement of the parties to such Subscription Agreement; (c) if any of the conditions to closing set forth in the Subscription Agreements are not satisfied on or prior to the closing of the PIPE Investment and, as a result thereof, the transactions contemplated by such Subscription Agreement fail to occur; and (d) if the consummation of the Berkshire Grey Business Combination has not occurred by the Outside Date.

Parent Sponsor Letter Agreement

Concurrently with the execution of the Merger Agreement, the Company and Berkshire Grey entered into an amended and restated letter agreement (the “Parent Sponsor Letter Agreement”) with each of our sponsor, the Company’s officers and directors and holders of founder shares and alignment shares, which amends and restates the prior letter agreement between the parties, dated December 7, 2020. Pursuant to the Parent Sponsor Letter Agreement, the parties thereto have agreed to modify the lock-up on any founder shares held by such parties so that such shares may not be transferred, except to certain permitted transferees, until the earlier of 180 days after the Closing and subsequent to the Closing, the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of its public stockholders having the right to exchange their shares of the Company’s common stock for cash, securities or other property and the lock-up on any other shares of the Company’s common stock held by such parties until the six months after the Closing. In addition, the Parent Sponsor Letter Agreement provides that, among other things, the parties thereto shall vote all of their Common Stock in favor of the Berkshire Grey Business Combination and certain other matters and, upon the terms and subject to the conditions set forth in the Parent Sponsor Letter Agreement, not redeem or tender any of their Common Stock in connection with any such vote or in connection with any vote to amend the second amended and restated certificate of incorporation.

Stockholder Support Agreement

Concurrently with the execution of the Merger Agreement, the Company entered into a stockholder support agreement (the “Stockholder Support Agreement”), with Berkshire Grey and certain holders of Berkshire Grey securities. Under the Stockholder Support Agreement, the holders of Berkshire Grey securities party thereto agreed to (i) vote all shares of outstanding capital stock with voting rights of Berkshire Grey held by such parties in favor of the Berkshire Grey Business Combination and (ii) approve the conversion of all shares of Berkshire Grey Preferred Stock into shares of Berkshire Grey Common Stock immediately prior to Closing.

Amended and Restated Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, the Company will enter into an Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”), with our sponsor and certain other investors party thereto (collectively, with each other person who has executed and delivered a joinder thereto, the “RRA Parties”), including certain current holders of Berkshire Grey securities (the “BG RRA Parties”), pursuant to which the RRA Parties will be entitled to registration rights in respect of certain shares of Class A Stock and certain other equity securities of the Company that are held by the RRA Parties from time to time.

The A&R Registration Rights Agreement provides that the Company will, within 30 calendar days following the Closing, file with the SEC a registration statement registering the resale of certain shares of Class A Stock and certain other equity securities of the Company held by the RRA Parties. Additionally, the Company is required to use its reasonable best efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 90th calendar day following the filing date thereof and (ii) the 10th business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be “reviewed” or will not be subject to further review.

Each of the RRA Parties and their respective permitted transferees will be entitled to certain demand registration rights in connection with an underwritten shelf takedown offering, in each case subject to certain offering thresholds, issuer suspension periods and certain other conditions. In addition, the RRA Parties have certain “piggy-back” registration rights, subject to customary underwriter cutbacks, issuer suspension periods and certain other conditions. The A&R Registration Rights Agreement includes customary indemnification provisions. The Company will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the A&R Registration Rights Agreement, including the fees of legal counsel selected by the majority-in-interest of RRA Parties initiating a demand registration right. The A&R Registration Rights Agreement also provides for a lock-up on registrable securities held by the BG RRA Parties so that such BG RRA Parties may not transfer such shares, except to certain permitted transferees, for 180 days following the Closing.

Important Information Regarding the Berkshire Grey Business Combination

THE MERGER AGREEMENT AND RELATED AGREEMENTS ARE FURTHER DESCRIBED IN THE FORM 8-K FILED BY THE COMPANY ON FEBRUARY 24, 2020. FOR MORE INFORMATION ABOUT THE BERKSHIRE GREY BUSINESS COMBINATION AND THE TRANSACTIONS CONTEMPLATED THEREBY, SEE THE COMPANY’S REGISTRATION STATEMENT AND PROXY STATEMENT / PROSPECTUS, WHEN THEY BECOME AVAILABLE, AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC, AND THE DEFINITIVE VERSIONS THEREOF (WHEN THEY BECOME AVAILABLE), AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THESE DOCUMENTS, CAREFULLY AND IN THEIR ENTIRETY BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION. UNLESS SPECIFICALLY STATED, THIS ANNUAL REPORT DOES NOT GIVE EFFECT TO THE PROPOSED BERKSHIRE GREY BUSINESS COMBINATION AND DOES NOT CONTAIN THE RISKS ASSOCIATED WITH THE PROPOSED BERKSHIRE GREY BUSINESS COMBINATION. SUCH RISKS AND EFFECTS RELATING TO THE PROPOSED BERKSHIRE GREY BUSINESS COMBINATION WILL BE INCLUDED IN COMPANY’S REGISTRATION STATEMENT AND PROXY STATEMENT / PROSPECTUS WHEN THEY BECOME AVAILABLE.

Market Opportunity

While we may pursue an acquisition in any business industry or sector, if the Berkshire Grey Business Combination is not completed, we intend to focus our search for a prospective initial business combination on target companies that we believe are uniquely positioned to capitalize on the opportunities that can be unlocked by the convergence of innovation, government policy and regulation. Healthcare, financial services, clean energy, consumer products, infrastructure, government to private sector transitions and media are large markets containing many companies we believe have long-term growth potential driven by disruption and significant regulatory and public policy considerations that we believe can be unlocked with the experience to guide them through their next phase of growth. In our judgment, technology is not a sector, but a catalyst and a competency and it will be a critical component in our evaluation of any potential business combination opportunity.

●	Healthcare — Digitization, consumerization, data accessibility and reforms are redefining healthcare. However, while medical innovation and new business models can transform lives, structural challenges within the U.S. healthcare industry limit access, affordability and quality. We believe that John Delaney’s relationships with healthcare providers and tech-enabled businesses, coupled with his deep understanding of the regulatory environment, will provide us with a competitive advantage in identifying business combination opportunities across the complex and multi-layered U.S. healthcare industry. Furthermore, Revolution LLC, a Delaware limited liability company and investment firm co-founded by Steve Case, and its affiliated funds (“Revolution”) has sector expertise through investments such as Talkspace and Tempus.

●	Sports, Media and Entertainment — We believe that changes in consumer behavior resulting from the COVID-19 pandemic will endure and create long-term growth prospects across the sports, media and entertainment sectors. We believe that our founders are well positioned to generate proprietary and quality deal flow in this category that may present us with opportunities for business combination targets. For many years, Revolution has closely followed the changing landscape of sports, sports betting, e-sports, media and entertainment and the ways in which technology is disrupting the ways in which consumers interact with sports and sports content. Additionally, Revolution’s partners have extensive access to professional sports leagues, team owners and sports media investors. Previously, Revolution’s expertise and access created opportunities for it to invest in three high-performing assets in this category: Sportradar, DraftKings and Scopely.

●	Consumer and Food — We believe we will gain significant credibility as value-add partners with attractive deal flow in this sector through Revolution. Revolution has invested in two category-leading fast casual restaurant brands, Sweetgreen and Cava, which has led to consistent inbounds from high-growth restaurant and food companies. We also believe that Revolution’s investments in CustomInk, CLEAR, Glowforge and Orchard, which are each tech-enabled, consumer-facing companies, also give us market credibility to look at other emerging consumer brands and services.

●	Financial Services — Technology is redefining financial services. We believe that emerging technologies will bring about new innovation in the financial services sector, resulting in disruption of existing participants and creating opportunities for service providers needed to help incumbents stay relevant. We believe that John Delaney’s experience as the founder, Chairman and Chief Executive Officer of two public financial service companies will help us capitalize on opportunities in this sector. Revolution’s track record in the financial services industry includes its investment in Tala, a company that is providing loans to millions of people in developing countries around the world.

●	Clean Energy Infrastructure and Services and Carbon Removal — While significant investment has flowed into renewable power development, we believe that other areas of climate solutions will begin to see increase capital flows driven by public policy and innovation. We believe that climate adaptation will produce one of the largest infrastructure builds in U.S. history, requiring new forms of service providers and financing mechanisms. We further expect carbon removal to move to the mainstream of climate solutions. During his time in the U.S. Congress, John Delaney was a leader on policies encouraging infrastructure, carbon pricing and negative emissions technologies. We believe that his experience building innovative financial services companies will help us pursue opportunities in these sectors.

We expect to favor opportunities with certain industry and business characteristics, including:

●	Growth driven by the acceleration of the digitalization of the U.S. economy, U.S. policy that encourages investing in U.S. industrial capacity, changes in work, healthcare and education and sustainability as a driver of long-term value creation;

●	Opportunity for disruption;

●	Competitive returns on capital dynamics; and

●	Consolidation opportunities.

Key business characteristics include strong and public market ready management teams, high barriers to entry or significant streams of recurring revenue, opportunity for operational or balance sheet improvement, opportunity for enhanced market positioning and visibility that comes with a public market listing, attractive margins and free cash flow, and technological leadership. We will also consider opportunities where our capital can solve a significant financing need driven by market disruptions or other balance sheet issues that require a recapitalization of an otherwise healthy business.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a company that complements the experience of our management team and can benefit from its expertise and relationships. Our selection process, if we do not complete the Berkshire Grey Business Combination, will leverage our founders’ relationship network, experiences and deal sourcing capabilities to access a broad spectrum of differentiated opportunities. This network and insights have been developed through our founders’ extensive experience and demonstrated success in business, investing and public, including:

●	A track record of building industry-leading and financially disciplined companies in the lending and credit industries;

●	Successful acquisitions and the creation of strong financial results and enhanced strategic positions;

●	Experience building boards of directors, navigating complex regulatory environments, deploying value creation strategies, recruiting world-class talent and delivering operating efficiency;

●	A deep understanding of macro geo-political trends;

●	An extensive history of accessing the capital markets across various business cycles, including financing businesses and assisting companies with transition to public ownership; and

●	A track record of creating and growing multi-billion-dollar platforms in the public markets and structuring innovative financial solutions.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, if we do not complete the Berkshire Grey Business Combination, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire companies that we believe:

●	Utilize our founders’ network of contacts, which we believe will provides access to differentiated deal flow, industry analysis and deal-sourcing capabilities;

●	Have enhanced growth prospects based on the acceleration of the digitalization of the U.S. economy or from changes in U.S. public policy to encourage the reshoring of U.S. manufacturing;

●	Are at an important inflection point, such as requiring additional capital, management expertise, or public market scale to capitalize on their momentum;

●	Are fundamentally sound companies that are underperforming their potential;

●	Are growth-oriented, market-leading companies within their industries;

●	Exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review;

●	Have been materially impacted by possible market dislocations and would benefit from capital markets access;

●	Operate with a high standard with respect to environmental, social and corporate governance criteria; and

●	Offer an attractive risk-adjusted return for our stockholders.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. Our search for a business combination, ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected the recent COVID-19 outbreak. See “Risk Factors — Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak and the status of debt and equity markets.”

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or from an independent accounting firm that such initial business combination is fair to our company from a financial point of view.

Each of our sponsor, directors and officers, directly or indirectly, owns founder shares, alignment shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, such officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Past experience or performance of Revolution or our sponsor, officers or directors and their respective affiliates is not a guarantee of either (1) our ability to successfully identify and execute a transaction or (2) success with respect to any business combination that we may consummate. You should not rely on the historical record of Revolution or our sponsor, officers or directors or their respective affiliates as indicative of future performance. No member of our management team has any experience operating special purpose acquisition companies prior to the Company.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity subject to his or her fiduciary duties. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties will materially affect our ability to complete our initial business combination. Our second amended and restated certificate of incorporation provides that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

John Delaney, our Chief Executive Officer, is also the Executive Chairman of Congressional Bancshares, Inc. and a party to a non-competition agreement with Congressional Bancshares. For our initial business combination, we intend to focus on industries that complement John’s background in the financial services, healthcare, technology and consumer and media sectors. As a result of John’s non-competition agreement, certain companies and businesses that we may target for an initial business combination will be limited. See “Risk Factors — John Delaney, our Chief Executive Officer, is a party to a non-competition agreement that limits certain companies and businesses that we may target for an initial business combination. This could negatively impact our prospects for an initial business combination.”

Steve Case, a director and one of our founders, is the founder of Revolution, where he serves as Chairman and Chief Executive Officer, as well as a member of the investment committees of Revolution Growth, Revolution Ventures and Rise of the Rest Seed. In this capacity, Steve is subject to a contractual duty to offer Revolution certain investment opportunities that meet the investment criteria of the various investment funds, vehicles and other accounts sponsored by Revolution. To the extent that an investment opportunity with respect to a business that would otherwise be suitable for our business combination is first presented to Steve where such a duty exists, he would be required to pursue such investment opportunity through the applicable Revolution fund or vehicle, and such business would not be available to us for our business combination. See “Risk Factors — Stephen M. Case, a director and one of our founders, is subject to various duties to offer certain investment opportunities to one or more entities before our company.”

Revolution may become aware of a potential business combination opportunity that may be an attractive opportunity for our company. However, Revolution is not under any obligation to source any potential opportunities for our initial business combination or refer any such opportunities to our company or provide any other services to our company. Revolution’s role with respect to our company is expected to be primarily passive and advisory in nature. Revolution has fiduciary and contractual duties to its investment vehicles and to certain companies in which Revolution has invested. As a result, Revolution may have a duty to offer business combination opportunities to certain Revolution funds before other parties, including our company, and may seek to engage in transactions with businesses that could have otherwise been attractive business combination opportunities for us. Additionally, certain companies in which Revolution has invested may enter into transactions with, provide goods or services to, or receive goods or services from an entity with which we seek to complete our initial business combination. Transactions of these types may present a conflict of interest because Revolution may directly or indirectly receive a financial benefit as a result of such transaction.

Our directors and officers are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Risk Factors — Each of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

80% of Fair Market Value Initial Business Combination Requirement

Nasdaq listing rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account). We refer to this as the 80% of fair market value test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. We will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of fair market value test.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer target businesses an alternative to the traditional initial public offering through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. In this situation, the owners of the target business would exchange their capital stock, shares or other equity securities in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equalled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from our Initial Public Offering and Private Placement, if the proposed Berkshire Grey Business Combination is not completed, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for our shares of Class A common stock, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

Facilities

We currently maintain our executive offices at 1717 Rhode Island Avenue, NW 10th floor, Washington, D.C. 20036. The cost for this space is included in the $10,000 per month fee that we pay our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have one officer and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Item 1A. Risk Factors

RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. For risk factors related to the Berkshire Grey Business Combination, see the “Risk Factors” section of our preliminary prospectus/proxy statement when it becomes available.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial Business Combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange rules or if we decide to hold a stockholder vote for business or other reasons. For instance, Nasdaq listing rules currently allow us to engage in a tender offer in lieu of a stockholder meeting, but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding shares of common stock do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, our initial stockholders, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote, and, depending on the number of public stockholders who vote, may have almost enough votes to approve our initial business combination based on the shares held by our initial stockholders.

Unlike some other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares, alignment shares and public shares held by them in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares and alignment shares, we would need 9,583,334, or 33.33% (assuming all issued and outstanding shares are voted), or one, or 0.000004% (assuming only the minimum number of shares representing a quorum are voted), of the 28,750,000 public shares sold in our Initial Public Offering to be voted in favor of an initial business combination in order to have such initial business combination approved. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. We expect that our initial stockholders and their permitted transferees will own at least 25% of our issued and outstanding shares of common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if such persons agreed to vote their founder shares and alignment shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such Business Combination.

Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder approval. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that stockholders would have to wait for liquidation in order to redeem their shares.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, stockholders would not receive their pro rata portion of the Trust Account until we liquidate the Trust Account. If stockholders are in need of immediate liquidity, they could attempt to sell their shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, stockholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with our redemption until we liquidate or such stockholders are able to sell their shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of such time period. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, directors and officers have agreed that we must complete our initial business combination within 24 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period or during any extended time that we have to consummate our initial business combination beyond 24 months as a result of a stockholder vote to amend our second amended and restated certificate of incorporation (an “Extension Period”), we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and Private Placement, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for our shares of Class A common stock, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Our search for a business combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 outbreak and other events and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and crossborder transactions.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination.

Any such price per share may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, our sponsor, directors, officers, advisors or any of their respective affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. The purpose of such purchases could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

Stockholders will not be entitled to certain protections afforded to investors of some other blank check companies.

Because the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business that was not at the time selected, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K, including an audited balance sheet of the company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stocks.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post- business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, we may be unable to complete our initial business combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates are discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that, as of December 31, 2020, the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us following the closing of the Initial Public Offering, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per public share in connection with any redemption of your public shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our second amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a liquidator could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any liquidation claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are and will be subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we have not completed our initial business combination within the allotted time period, our public stockholders may be forced to wait beyond such allotted time period before redemption from our Trust Account.

If we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, we will distribute the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public stockholders from the Trust Account shall be effected automatically by function of our second amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution are subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In that case, investors may be forced to wait beyond the allotted time period before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our second amended and restated certificate of incorporation and then only in cases where investors have properly sought to redeem their shares of Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our second amended and restated certificate of incorporation prior thereto.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law (the “DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the Initial Public Offering (or the end of any Extension Period) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time provides for our payment of all existing and pending claims or claims that may be potentially brought against us within the ten years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual stockholder meeting until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

While we currently intend to hold a special meeting in lieu of our annual meeting of stockholders for 2021 in connection with the Berkshire Grey Business Combination, we may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by Nasdaq) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Until we hold an annual meeting of stockholders, public stockholders may not be afforded the opportunity to discuss company affairs with management. In addition, prior to our initial business combination, (a) as holders of our shares of Class A common stock, our public stockholders will not have the right to vote on the election of our directors, and (b) holders of a majority of the issued and outstanding shares of our Class B common stock and Class C common stock, voting together as a single class, may remove a member of our board of directors for any reason.

The grant of registration rights to our initial stockholders and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A common stock.

At or after the time of our initial business combination, our initial stockholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to our Class A common stock. In addition, our sponsor and its permitted transferees can demand that we register the resale of the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our shares of Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our shares of Class A common stock that is expected when the shares of Class A common stock owned by our initial stockholders or their permitted transferees, our Private Placement Warrants or warrants issued in connection with working capital loans are registered for resale.

Because we are not limited to a particular industry, sector or geographic area or any specific target businesses with which to pursue our initial business combination, if the Berkshire Grey Business Combination is not completed, stockholders will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company of any size (subject to our satisfaction of the 80% of fair market value test) and in any industry, sector or geographic area. However, we will not, under our second amended and restated certificate of incorporation, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. If the Berkshire Grey Business Combination is not completed, there will be no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries outside of our management’s areas of expertise.

We may consider a business combination in industries outside of our management’s areas of expertise, if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, if the Berkshire Grey Business Combination is not completed, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion regarding fairness. Consequently, stockholders may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock and/or Class C common stock (subject to our public shares meeting certain trading price thresholds) at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our second amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our second amended and restated certificate of incorporation authorizes the issuance of up to 75,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, 15,000,000 share of our Class C common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. As of December 31, 2020, there were 46,250,000, 6,166,667 and 9,250,000 authorized but unissued shares of Class A common stock, Class B common stock and Class C common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B common stock or Class C common stock. Shares of Class B common stock and Class C common stock are convertible into shares of our Class A common stock, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2020, there was no preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the Class B common stock or Class C common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our second amended and restated certificate of incorporation. However, our second amended and restated certificate of incorporation provide, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote pursuant to our second amended and restated certificate of incorporation on any initial business combination or any amendments to our second amended and restated certificate of incorporation. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of public stockholders, which dilution would increase if the anti-dilution provisions in the Class B common stock or Class C common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock or Class C common stock;

●	may subordinate the rights of holders of common stock if shares of preferred stock are issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our Units, Class A common stock and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may, if the Berkshire Grey Business Combination is not completed, engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, directors or officers which may raise potential conflicts of interest.

If the Berkshire Grey Business Combination is not completed, in light of the involvement of our sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, directors and officers. Certain of our directors and officers also serve as officers and board members for other entities, including those described under “Item 10. Directors, Executive Officer and Corporate Governance—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire, regarding the fairness to our company from a financial point of view of a business combination with one or more businesses affiliated with our sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our initial stockholders hold 9,583,333 founder shares as of the date of this Annual Report, including 9,363,333 held by our sponsor. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 5,166,667 Private Placement Warrants, each exercisable for one Class A common stock share, for a purchase price of $7,750,000 in the aggregate, or $1.50 per warrant, that will also be worthless if we do not complete a business combination. Each Private Placement Warrant may be exercised for one Class A common stock share at a price of $11.50 per share, subject to adjustment as provided herein.

The founder shares and alignment shares are identical to the shares of Class A common stock included in the Units sold in the Initial Public Offering except that: (1) prior to our initial business combination, only holders of our Class B common stock and holders of our Class C common stock, voting together as a single class, have the right to vote on the election of directors and holders of a majority of our outstanding shares of Class B common stock and Class C common stock, voting together as a single class, may remove a member of the board of directors for any reason; (2) the founder shares and alignment shares are subject to certain transfer restrictions contained in a letter agreement that our initial stockholders, directors and officers have entered into with us; (3) pursuant to such letter agreement, our initial stockholders, directors and officers have agreed to waive: (i) their redemption rights with respect to any founder shares, alignment shares and public shares held by them, as applicable, in connection with the completion of our initial business combination; (ii) their redemption rights with respect to any founder shares, alignment shares and public shares held by them in connection with a stockholder vote to amend our second amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) their rights to liquidating distributions from the trust account with respect to any founder shares and alignment shares they hold if we fail to complete our initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); (4) the founder shares will automatically convert into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; (5) the alignment shares will automatically convert into shares of our Class A common stock at the earlier of (i) a time after the completion of our initial business combination in which the sale price of shares of our Class A common stock equals or exceeds $15.25 if occurring before the third anniversary of our initial business combination, $23.00 if occurring before the sixth anniversary of our initial business combination or $35.00 if occurring before the ninth anniversary of our initial business combination, and (ii) subsequent to the completion of our initial business combination, the date on which we complete a merger, stock exchange, reorganization or other similar transaction that results in both a change of control and all of our public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property, in each case, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; (6) the alignment shares will be returned to us for cancellation in the event that they have not converted into shares of our Class A common stock nine years after our initial business combination; and (7) the founder shares and alignment shares are entitled to registration rights. If we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares, alignment shares and any public shares held by them purchased during or after the Initial Public Offering in favor of our initial business combination.

The personal and financial interests of our sponsor, directors and officers may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline to complete our initial business combination nears.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

We may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our shares of Class A common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be able to complete only one business combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combination in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If the Berkshire Grey Business Combination is not completed, we may determine to simultaneously acquire several businesses that are owned by different sellers, which would require each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our second amended and restated certificate of incorporation do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, directors, officers, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all common stock shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our second amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our stockholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our stockholders as a matter of Delaware law. A resolution is deemed to be a special resolution as a matter of Delaware law where it has been approved by either (1) holders of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s shares of Class A common stock at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s stockholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by holders of at least two-thirds of our shares of Class A common stock who attend and vote at a general meeting (i.e., the lowest threshold permissible under Delaware law) (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial business combination, which require the approval of a majority of at least 90% of our shares of Class A common stock attending and voting in a general meeting), or by a unanimous written resolution of all of our stockholders. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus related to the Initial Public Offering, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants and (b) all other modifications or amendments require the vote or written consent of at least 50% of the then outstanding public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, at least 50% of the then outstanding Private Placement Warrants. We cannot assure you that we will not seek to amend our second amended and restated certificate of incorporation or governing instruments, including the warrant agreement, or extend the time to consummate an initial business combination in order to effectuate our initial business combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our second amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least two-thirds of our shares of Class A common stock who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial Business Combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the sale of Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least 65% of our shares of Class A common stock who attend and vote at a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our shares of Class A common stock (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial business combination, which require the approval of a majority of at least 90% of our shares of Class A common stock attending and voting in a general meeting). Our initial stockholders, who collectively own 25% of our shares of common stock, may participate in any vote to amend our second amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our second amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. In certain circumstances, our stockholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants available to us prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate.

In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or stockholders are required to provide any financing to us in connection with or after our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

Our initial stockholders will control the appointment of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 25% of our issued and outstanding shares of common stock. In addition, prior to our initial business combination, holders of the founder shares and alignment shares, voting together as a single class, will have the right to appoint all of our directors and may remove members of the board of directors for any reason. Holders of our public shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our shares of Class A common stock attending and voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial business combination.

In addition, as a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our second amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote at least until the completion of our initial business combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike some blank check companies, if

●	we issue additional common stock shares or equity-linked securities for capital raising purposes in connection with the closing of the initial business combination at an issue price or effective issue price of less than $9.20 per Class A common stock share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our sponsor or its affiliates, without taking into account any founder shares held by our sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”),

●	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and

●	the volume weighted average trading price of our shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price applicable to our warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price applicable to our warrants will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Our warrants, founder shares and alignment shares may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our initial business combination.

We have issued warrants to purchase 9,583,333 shares of Class A common stock, at a price of $11.50 per whole share (subject to adjustment as provided herein), as part of the Units and, simultaneously with the closing of the Initial Public Offering, we issued in the Private Placement an aggregate of 5,166,667 Private Placement Warrants, each exercisable to purchase one Class A common stock share at a price of $11.50 per share, subject to adjustment as provided herein. Our initial stockholders currently hold 3,833,333 shares of Class B common stock and 5,750,000 shares of Class C common stock. The shares of our Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. The shares of our Class C common stock will automatically convert into shares of Class A common stock at the earlier of (i) our meeting certain stock price performance thresholds following the completion of our initial business combination, and (ii) subsequent to the completion of our initial business combination, the date on which we complete a merger, stock exchange, reorganization or other similar transaction that results in both a change of control and all of our public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property, in each case, on a one-for-one basis, subject to adjustment as provided herein. In addition, if our sponsor, an affiliate of our sponsor or certain of our directors and officers make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. To the extent we issue shares of Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the warrants sold as part of the Units except that, so long as they are held by our sponsor or its permitted transferees: (1) they will not be redeemable by us (except under certain limited exceptions); (2) they (including the shares of Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares of Class A common stock issuable upon exercise of these warrants) are entitled to registration rights.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“U.S. GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting (including how relevant governments respond to such factors), including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combination may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;

●	rates of inflation, price instability and interest rate fluctuations;

●	liquidity of domestic capital and lending markets;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	energy shortages;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars and other forms of social instability;

●	deterioration of political relations with the United States;

●	obligatory military service by personnel; and

●	government appropriation of assets.

For example, many businesses operating in the consumer internet, mobile gaming, or broader technology sectors have, or seek to have, operations in the People’s Republic of China (“China”) and the relationship between China and the U.S., which is subject to periodic tension, may impact our ability complete a business combination with any such business. Additionally, if we complete a business combination with any such business, the post-business combination company may be adversely effected by changes in such relationship.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2020, the Company had $780,292 in its operating bank accounts, $287,491,254 in securities held in the Trust Account to be used for a business combination or to repurchase or redeem its common stock in connection therewith and working capital of $1,445,281, which excludes $23,624 of franchise taxes. As of December 31, 2020, no amount on deposit in the Trust Account represented interest income, which would be available to pay the Company’s tax obligations.

Until the consummation of our initial business combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating our initial business combination. We expect to incur significant costs in pursuit of our acquisition plans.

Management’s plans to address this need for capital through this offering are discussed in the section of this prospectus titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

Risks Relating to the Post-Business Combination Company

We may face risks related to businesses in the broader technology sectors.

Business combinations with businesses in the broader technology sectors entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by certain risks, including:

●	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

●	an inability to manage rapid change, increasing consumer expectations and growth;

●	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;

●	a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;

●	an inability to deal with our subscribers’ or customers’ privacy concerns;

●	an inability to attract and retain subscribers or customers;

●	an inability to license or enforce intellectual property rights on which our business may depend;

●	any significant disruption in our computer systems or those of third parties that we may utilize or rely on in our operations;

●	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

●	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

●	competition for advertising revenue;

●	competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;

●	disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

●	an inability to obtain necessary hardware, software and operational support; and

●	reliance on third-party vendors or service providers.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the technology industries. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure that this diligence will identify all material issues that may be present with a particular target business that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third-party that has not executed a waiver only if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, except as to any claims by a third-party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

After our initial business combination, our results of operations and prospects could be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such business combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new common stock shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target, or issue a substantial number of new shares to third parties in connection with financing our initial business combination. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new common stock shares, our stockholders immediately prior to such transaction could own less than a majority of our issued and outstanding common stock shares subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

The directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Risks Relating to Our Management Team

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals, and specifically upon John Delaney, our Chief Executive Officer and director. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Each of our directors and officers are now, and all of them may in the future may become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of completing the Berkshire Grey Business Combination or, if it does not complete, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business as to the latter. Our sponsor and directors and officers are also not prohibited from sponsoring, or otherwise becoming involved with, any other blank check companies prior to us completing our initial business combination.

For a discussion of certain of our officers’ and directors’ other business endeavors, please see “Item 10. Directors, Executive Officer and Corporate Governance.” We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, affiliates of our sponsor have invested in a diverse set of industries. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

John Delaney, our Chief Executive Officer, is a party to a non-competition agreement that limits certain companies and businesses that we may target for an initial business combination. This could negatively impact our prospects for an initial business combination.

John Delaney, our Chief Executive Officer, is also the Executive Chairman of Congressional Bancshares, Inc. and a party to a non-competition agreement with Congressional Bancshares. Such agreement precludes Mr. Delaney from, either directly or indirectly, whether on his own behalf, or in the service of or on behalf of others, engaging in the business of banking or of healthcare, rediscount and leverage lending to the middle market, or any other material business activity engaged in by Congressional Bancshares in a manner or capacity that competes with the business of Congressional Bancshares.

For our business combination, we intend to focus on industries that complement Mr. Delaney’s background in the financial services, healthcare, technology and consumer and media sectors. As a result of Mr. Delaney’s non-competition agreement, certain companies and businesses that we may target for an initial business combination will be limited. If a court were to conclude that a violation of the non-competition agreement had occurred, it could enjoin Mr. Delaney from participating in our company, or enjoin us from engaging in aspects of the business which compete with Congressional Bancshares, as applicable. The court could also impose monetary damages against Mr. Delaney or us. This could materially harm our business and the trading prices of our securities. Even if ultimately resolved in our favor, any litigation associated with the non-competition could be time consuming, costly and distract management’s focus from locating suitable acquisition candidates and operating our business.

Stephen M. Case, a director and one of our founders, is subject to various duties to offer certain investment opportunities to one or more entities before our company.

Stephen M. Case, a director and one of our founders, is the founder of Revolution, where he serves as Chairman and Chief Executive Officer, as well as a member of the investment committees of Revolution Growth, Revolution Ventures and Rise of the Rest Seed. In this capacity, Mr. Case is subject to a contractual duty to offer Revolution certain investment opportunities that meet the investment criteria of the various investment funds, vehicles and other accounts sponsored by Revolution. To the extent that an investment opportunity with respect to a business that would otherwise be suitable for our business combination is first presented to Mr. Case where such a duty exists, he would be required to pursue such investment opportunity through the applicable Revolution fund or vehicle, and such business would not be available to us for our business combination.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of our or a target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Delaware law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers and directors may be engaged in several other business endeavors for which he may be entitled to, or otherwise expect to receive, substantial compensation or other economic benefit and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Certain of our directors and officers also serve as officers and/or board members for other entities. If our directors’ and officers’ other business endeavors require them to devote substantial amounts of time to such endeavors in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination. For a discussion of certain of our officers’ and directors’ other business endeavors, please see “Item 10. Directors, Executive Officer and Corporate Governance.”

Risks Relating to Our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination within 24 months from the closing of the Initial Public Offering, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, Class A common stock and warrants are listed on Nasdaq. Although we expect to meet the minimum initial listing requirements set forth in the Nasdaq listing rules, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public stockholders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than the Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, in order for our Class A common stock to be listed upon the consummation of our initial business combination, at such time, our share price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5,000,000 and we would be required to have a minimum of 300 round lot holders of our securities (with at least 50% of such round lot holders holding securities with a market value of at least $2,500). We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock are a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A common stock and warrants are listed on Nasdaq, our Units, Class A common stock and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

You will not be permitted to exercise your warrants unless we register and qualify the issuance of the underlying shares of Class A common stock or certain exemptions are available.

Pursuant to terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of shares of Class A common stock that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 shares of Class A common stock per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants that were included as part of Units. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the common stock shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying common stock shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus related to the Initial Public Offering, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants and (b) all other modifications or amendments require the vote or written consent of at least 50% of the then outstanding public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, at least 50% of the then outstanding Private Placement Warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of common stock shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sale price of shares of Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants as described above could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our shares of Class A common stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of common stock shares received is capped at 0.361 shares of Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Because each unit contains one-third of one redeemable warrant and only a whole warrant may be exercised, the Units may be worth less than Units of other blank check companies.

Each unit contains one-third of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants were issued upon separation of the Units, and only whole warrants trade. This is different from some other blank check companies whose units include one common stock share and one whole warrant or a greater fraction of one whole warrant to purchase one share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for a third of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if they included one whole warrant or a greater fraction of one whole warrant to purchase one whole share.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Provisions in our second amended and restated certificate of incorporation may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our second amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred stock, and the fact that prior to the completion of our initial business combination only holders of our shares of Class B common stock and holders of our Class C common stock, which are held by our initial stockholders, voting together as a single class, are entitled to vote on the election of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our second amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

Our second amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach, (3) action asserting a claim against our company or any director or officer of our company arising pursuant to any provision of the DGCL or our second amended and restated certificate of incorporation or our bylaws, or (4) action asserting a claim against us or any director or officer of our company governed by the internal affairs doctrine except for, as to each of (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination) or (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery. Notwithstanding the foregoing, the provisions of this paragraph will not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or otherwise arising under federal securities laws, for which the federal district courts of the United States of America shall be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our second amended and restated certificate of incorporation. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This forum selection clause may discourage claims or limit stockholders’ ability to submit claims in a judicial forum that they find favorable and may result in additional costs for a stockholder seeking to bring a claim. While we believe the risk of a court declining to enforce this forum selection clause is low, if a court were to determine the forum selection clause to be inapplicable or unenforceable in an action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction, which could have a negative impact on our results of operations and financial condition and result in a diversion of the time and resources of our management and board of directors.

General Risk Factors

We are a newly incorporated company with no operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated company incorporated under the laws of the state of Delaware with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our initial business combination, we will never generate any operating revenues.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our common stock shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located a 1717 Rhode Island Avenue, NW 10th floor Washington, D.C. 20036. The cost for this space is included in the $10,000 per month fee that we will pay our sponsor for office space, administrative and support services pursuant to an Administrative Services Agreement. As of December 31, 2020, the Company accrued $7,742 in fees owed to our sponsor under the Administrative Services Agreement. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)	Market Information

Our Units began trading on Nasdaq on December 8, 2020. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant to purchase one share Class A common stock. On January 27, 2021, we announced that holders of the Units may elect to separately trade the shares of Class A common stock and redeemable warrants included in the Units commencing on January 28, 2021. Any Units not separated continue to trade on the Nasdaq under the symbol “RAACU.” Any underlying shares of Class A common stock and redeemable warrants that were separated trade on Nasdaq under the symbols “RAAC” and “RAACW,” respectively.

(b)	Holders

As of March 17, 2021 there was one holder of record of our Units, one holder of record of our Class A common stock and one holder of record of our redeemable warrants.

(c)	Dividends

We have not paid any cash dividends on our shares of Class A common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On September 15, 2020, our sponsor paid certain offering costs totaling $25,000, or approximately $0.003 per share, in exchange for an aggregate of 8,625,000 founder shares, par value $0.0001 per share. On November 20, 2020, our sponsor exchanged 4,791,667 founder shares, which we cancelled, for 5,750,000 alignment shares. On November 20, 2020, our sponsor transferred 16,000 founder shares and 24,000 alignment shares to each of Mr. Museles, Ms. Caldwell and Mr. Fish, our independent directors, and 50,000 founder shares and 50,000 alignment shares to Andrew Wallace, who serves as an advisor to our sponsor and provides it with services in connection with the sourcing and completion of our initial business combination. In addition, each of our officers and directors owns an indirect interest in our securities through indirect ownership in our sponsor. Up to 500,000 founder shares and 750,000 alignment shares were subject to forfeiture by our sponsor, depending on the extent to which the underwriter’s over-allotment option was exercised. The underwriter fully exercised its over-allotment option concurrently with the closing of our Initial Public Offering; thus, these founder shares and alignment shares were no longer subject to forfeiture. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Our sponsor purchased 5,166,667 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.50 per warrant ($7,750,000 in the aggregate), in a private placement that closed substantially concurrently with the closing of the Initial Public Offering. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On December 10, 2020, the Company completed the Initial Public Offering of 28,750,000 Units, including the issuance of 3,750,000 Units as a result of the underwriter’s exercise of its option to purchase additional Units in full. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $287,500,000. Credit Suisse Securities (USA) LLC acted as the book-running manager for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-250850). The SEC declared the registration statements effective on December 7, 2020.

Substantially concurrently with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,166,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of $7,750,000.

In connection with the Initial Public Offering, we incurred offering costs of $16,242,914, inclusive of $10,062,500 in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the Initial Public Offering expenses, $287,500,000 of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Annual Report on Form 10-K.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering. For a description of the use of the proceeds generated from the Initial Public Offering, see “Item 1. Business.”

Item 6. Selected Financial Data

Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Recent Developments

On February 23, 2021, we entered into a Merger Agreement with Merger Sub and Berkshire Grey, relating to a proposed business combination transaction between us and Berkshire Grey.

Pursuant to the Merger Agreement, Merger Sub will merge with and into Berkshire Grey, with Berkshire Grey being the surviving corporation of the merger and a direct, wholly owned subsidiary of the Company.

Subject to the terms and conditions of the Merger Agreement, the consideration to be paid in respect of each share of Berkshire Grey Common Stock issued and outstanding immediately prior to the effective time of the Merger will be a number of shares of our newly-issued Class A Stock, equal to (x) $2,250,000,000 divided by (y) the number of shares of Aggregate Fully Diluted Company Stock (as defined in the Merger Agreement). Immediately prior to the Closing, all of the outstanding shares of each series of Berkshire Grey Preferred Stock (as defined in the Merger Agreement) will be converted into shares of Berkshire Grey Common Stock.

At the Closing, each outstanding option to acquire Berkshire Grey Common Stock and each award of restricted Berkshire Grey Common Stock will be converted into the right to receive an option relating to shares of Class A Stock and an award of restricted shares of Class A Stock, as applicable, upon substantially the same terms and conditions, including with respect to vesting and termination-related provisions, as existed prior to the Closing, except that the number of shares underlying such option and the exercise price and the number of shares subject to restricted stock awards, in each case, shall be determined as set forth in the Merger Agreement.

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Merger Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below identifying a target for our business combination and activities in connection with the proposed acquisition of Berkshire Grey. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from September 10, 2020 (inception) through December 31, 2020, we had a net loss of $181,675, which consists of operating costs of $172,935 and an unrealized loss on marketable securities held in our Trust Account of $16,467, offset by interest income on marketable securities held in the Trust Account of $7,721 and interest income from operating bank account of $6.

Liquidity and Capital Resources

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

For the period from September 10, 2020 (inception) through December 31, 2020, cash used in operating activities was $814,294. Net loss of $181,675 was affected by interest earned on marketable securities held in the Trust Account of $7,721, an unrealized loss on marketable securities held in our Trust Account $16,467, and changes in operating assets and liabilities, which used $641,365 of cash from operating activities.

As of December 31, 2020, we had cash and marketable securities held in the Trust Account of $287,491,254. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended December 31, 2020, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash and cash equivalents of $780,292 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through March 17, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in its Initial Public Offering and Private Placement Warrants to purchase an aggregate of 14,750,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of loss per share for common stock subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of loss on marketable securities held by the Trust Account by the weighted average number of shares of common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes founder shares, alignment shares and non-redeemable Class A common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the loss on marketable securities based on non-redeemable Class A common stock’s proportionate interest.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial and Accounting Officer), to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from September 10, 2020 (inception) through December 31, 2020, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
John K. Delaney	57	Chief Executive Officer and Director
Stephen M. Case	62	Director
Steven A. Museles	57	Director
Phyllis R. Caldwell	61	Director
Jason M. Fish	62	Director

John K. Delaney has been our Chief Executive Officer and has served as a director since September 2020. Mr. Delaney is a well-known entrepreneur, executive and public policy expert. From 2103 to 2019, Mr. Delaney served as a member of the U.S. House of Representatives and served on the Financial Services Committee and the Joint Economic Committee. In 2000, he co-founded CapitalSource Inc. (NYSE: CSE), a leading middle market lending business, and from 2000-2011 he served as its Chief Executive Officer and Chairman. From 1993 until its sale to Heller Financial in 1999, Mr. Delaney was the co-founder, Chairman and Chief Executive Officer of HealthCare Financial Partners, Inc. (NYSE: HCF), a provider of commercial financing to small and medium-sized healthcare service companies. Mr. Delaney currently serves as the Executive Chairman of Congressional Bancshares, Inc., a banking and lending company. Mr. Delaney received his undergraduate degree from Columbia University and his juris doctor degree from the Georgetown University Law Center. Mr. Delaney was selected to serve on our board of directors for reasons including his extensive experience and track record in deal making and capital markets and his deep understanding of the U.S. regulatory and policy environment.

Stephen M. Case has served as a director since November 2020. Mr. Case has served as Chairman and Chief Executive Officer of Revolution LLC, an investment firm, since April 2005, as a partner of Revolution Growth II, LP, a growth-stage investment firm, since August 2011, as a partner of Revolution Growth III, LP, a growth-stage investment firm, since June 2015, as a partner of Revolution Ventures II, LP, an early-stage technology investment firm, since July 2013, as a partner of Revolution Ventures III, LP, an early-stage technology investment firm, since November 2018, as a partner of Rise of the Rest Seed Fund, LP, a Revolution early-stage investment firm, since November 2017, as a partner of Rise of the Rest Seed Fund II, LP, a Revolution early stage investment firm, since March 2019, as a partner of Rise of the Rest Real Estate Management Company, Inc. since December 2019, as a director of Sweetgreen, Inc., a food company, since December 2013, as a director of Maui Land & Pineapple Company, Inc. (NYSE: MLP), a land holding and operating company dedicated to agriculture, since December 2008, and as Chairman of Exclusive Resorts LLC, a membership-based luxury real estate company, since November 2004. Mr. Case was a director of Revolution Foods from June 2014 to July 2019, a director of Bloom Energy Corporation from July 2014 to March 2016, a director of BigCommerce Holdings, Inc. from July 2013 to October 2015, a director of Zipcar, Inc. from December 2010 to March 2013, the Chairman of Time Warner, Inc. from January 2001 to May 2003, and Chairman and Chief Executive Officer of America Online, Inc. from 1995 to January 2001 and was its Chief Executive Officer from 1993 to 1995. Mr. Case was selected to serve on our board of directors for reasons including his extensive experience and track record in entrepreneurship, investment and business development and deep relationships in various industries.

Steven A. Museles has served as a director since December 2020. Mr. Museles has served as the Chief Legal Officer and Corporate Secretary of JBG SMITH Properties (NYSE: JBGS), a real estate investment trust, since July 2017. Prior to joining JBG SMITH’s predecessor in March 2017, Mr. Museles served as Chief Legal Officer and Chief Compliance Officer of Alliance Partners LLC, a credit-focused asset management firm, from August 2013 to March 2017. Prior to joining Alliance Partners, Mr. Museles served in several capacities at CapitalSource Inc. (NYSE: CSE), a specialty finance company, including as a director from January 2010 to April 2014, and as Co-Chief Executive Officer, Chief Legal Officer and Secretary. Prior to joining CapitalSource, Mr. Museles practiced corporate and securities law as a partner at the law firm Hogan Lovells. Mr. Museles received his Bachelor of Arts from the University of Virginia and Juris Doctor from the Georgetown University Law Center. Mr. Museles was selected to serve on our board of directors for reasons including his experience in investments and finance.

Phyllis R. Caldwell has served as a director since December 2020. Since March, 2021, Ms. Caldwell has been serving on the board of trustees of JBG SMITH (NYSE: JBGS). Ms. Caldwell has served as a director of Ocwen Financial Corporation (NYSE: OCN), a mortgage servicing company, since January 2015. Ms. Caldwell is founder and managing member of Wroxton Civic Ventures, LLC, which provides advisory services on various financial, housing and economic development matters, a position she has held since January 2012. Previously, Ms. Caldwell was Chief, Homeownership Preservation Officer at the U.S. Department of the Treasury, responsible for oversight of the U.S. housing market stabilization, economic recovery and foreclosure prevention initiatives established through the Troubled Asset Relief Program. Prior to such time, Ms. Caldwell held various leadership roles in commercial real estate finance during her eleven years at Bank of America until her retirement from Bank of America in 2007, serving most recently as President of Community Development Banking. Since January 2014, Ms. Caldwell has served as an independent director of City First Bank of DC. Since October 2018, Ms. Caldwell has also served as a director of MicroVest Holdings, Inc., a registered investment advisor. From January 2014 through September 2018, Ms. Caldwell served as an independent director of American Capital Senior Floating, Ltd. (Nasdaq: ACSF), a business development company. Ms. Caldwell has also served on the boards of numerous non-profit organizations engaged in housing and community development finance. Ms. Caldwell received her Master of Business Administration from the Robert H. Smith School of Business at the University of Maryland, College Park and holds a Bachelor of Arts in Sociology, also from the University of Maryland. Ms. Caldwell was selected to serve on our board of directors for reasons including her experience as a director of public companies and extensive experience in financial services and government regulation.

Jason M. Fish has served as a director since December 2020. Since 2013, Mr. Fish has been the President of Sebastes Capital, LLC, a private investment firm. In 2011, he co-founded Alliance Partners, LLC, where he served as a director and its Chief Investment Officer until 2016. Prior to Alliance Partners, LLC, in 2000 Mr. Fish co-founded CapitalSource, Inc., together with John Delaney, where served as a director and its President, Chief Investment Officer and Vice Chairman of the Board until 2007. Previously, from 1990 to 2000 Mr. Fish worked at and from 1992 to 2000 served as a Managing Member of Farallon Capital Management, L.L.C. and Farallon Partners, L.L.C. and their affiliates (collectively, “Farallon”). At Farallon, Mr. Fish founded and led the real estate group and was involved in Farallon’s credit and private equity investments. Prior to Farallon, Mr. Fish was a Senior Vice President at Lehman Brothers Inc. Since 2014, Mr. Fish has been a director of Generate Capital, Inc., which he has advised since its founding in 2014, and since 2018 has been the Vice Chairman of Congressional Bank, where he has been a director since 2012. Mr. Fish received his Bachelor of Arts in Politics from Princeton University. Mr. Fish was selected to serve on our board of directors for reasons including his substantial experience as a private investor, entrepreneur and advisor to organizations and executives.

Number and Terms of Office of Officers and Directors

We currently have 5 directors. Prior to our initial business combination, holders of our founder shares and holders of our alignment shares, voting together as a single class, will have the right to elect all of our directors and remove members of the board of directors for any reason, and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our second amended and restated certificate of incorporation may only be amended if approved by holders of a majority of at least 90% of the issued and outstanding shares of our common stock voting at a stockholder meeting. Approval of our initial business combination will require the affirmative vote of a majority of our board directors, which must include a majority of our independent directors. Subject to any other special rights applicable to the stockholders, prior to our initial business combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors, or by holders of a majority of the issued and outstanding shares of our Class B common stock and Class C common stock, voting together as a single class. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office.

Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Officer and Director Compensation

None of our directors or officers have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we pay our sponsor a total of $10,000 per month for office space, administrative and support services. Our sponsor, directors and officers, or any of their respective affiliates, may be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee. Subject to phase-in rules, the Nasdaq listing rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the Nasdaq listing rules require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Mr. Museles, Ms. Caldwell and Mr. Fish. Mr. Fish serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Fish qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Mr. Museles, Ms. Caldwell, and Mr. Fish serve as members of our compensation committee. Under the Nasdaq listing standards, we are required to have at least two members of the compensation committee, all of whom must be independent. Mr. Museles, Ms. Caldwell, and Mr. Fish meet the independent director standard under Nasdaq listing standards applicable to members of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance committee are Mr. Museles, Ms. Caldwell and Mr. Fish. Mr. Museles serves as chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for election at the annual stockholder meeting or to fill vacancies on the board of directors;

developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement filed in connection with our Initial Public Offering. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity. Our second amended and restated certificate of incorporation provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Risk Factors — Each of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

Our directors and officers may become involved with subsequent special purpose acquisition companies similar to our company. Potential investors should also be aware of the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors and Executive Officers.”

●	Our initial stockholders, directors and officers have agreed to waive their redemption rights with respect to any founder shares, alignment shares and public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and alignment shares if we fail to consummate our initial business combination within 24 months after the closing of the Initial Public Offering or during any Extension Period. However, if our initial stockholders (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. Pursuant to a letter agreement that our initial stockholders, directors and officers have entered into with us, with certain limited exceptions, (A) the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (1) one year after the completion of our initial business combination; and (2) subsequent to our initial business combination (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20-trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (B) the alignment shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (A) their conversion into shares of our Class A common stock; and (B) subsequent to our initial business combination, the date on which we complete a merger, stock exchange, reorganization or other similar transaction that results in both a change of control and all of our public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the shares of Class A common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and directors and officers may directly or indirectly own our securities, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

●	Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial business combination.

●	John Delaney, our Chief Executive Officer, is also the Executive Chairman of Congressional Bancshares, Inc. and a party to a non-competition agreement with Congressional Bancshares. For our business combination, we intend to focus on industries that complement Mr. Delaney’s background in the financial services, healthcare, technology and consumer and media sectors. As a result of Mr. Delaney’s non-competition agreement, certain companies and businesses that we may target for an initial business combination will be limited. See “Risk Factors — John Delaney, our Chief Executive Officer, is a party to a non-competition agreement that limits certain companies and businesses that we may target for an initial business combination. This could negatively impact our prospects for an initial business combination.”

●	Steve Case, a director and one of our founders, is the founder of Revolution, where he serves as Chairman and Chief Executive Officer, as well as a member of the investment committees of Revolution Growth, Revolution Ventures and Rise of the Rest Seed. In this capacity, Steve is subject to a contractual duty to offer Revolution certain investment opportunities that meet the investment criteria of the various investment funds, vehicles and other accounts sponsored by Revolution. To the extent that an investment opportunity with respect to a business that would otherwise be suitable for our business combination is first presented to Steve where such a duty exists, he would be required to pursue such investment opportunity through the applicable Revolution fund or vehicle, and such business would not be available to us for our business combination. See “Risk Factors — Stephen M. Case, a director and one of our founders, is subject to various duties to offer certain investment opportunities to one or more entities before our company.”

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our second amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our directors or officers in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have, and there will not be any expectancy that any of our directors or officers will offer any such corporate opportunity of which he or she may become aware to us. Below is a table summarizing the entities to which our directors, officers and director nominees currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
John K. Delaney	Congressional Bancshares, Inc.	Banking and Lending	Executive Chairman

Stephen M. Case	Revolution LLC	Investments	Chairman and Chief Executive Officer

Revolution Growth Management Company, Inc.,
Revolution Growth II, LP,
Revolution Growth GP II, LP,
Revolution Growth UGP II, LLC,
Revolution Growth III, LP,
Revolution Growth GP III, LP,
Revolution Growth UGP III, LLC,
Revolution Ventures Management Company, Inc.,
Revolution Ventures II, LP,
Revolution Ventures GP II, LP,
Revolution Ventures UGP II, LLC,
Revolution Ventures III, LP,
Revolution Ventures GP III, LP,
Revolution Ventures UGP III, LLC,
ROTR Management Company, Inc.,
Rise of the Rest Seed Fund, LP,
Rise of the Rest Seed Fund GP, LLC,
Rise of the Rest Seed Fund AIV, LP,
Rise of the Rest Seed Fund AIV GP, LLC,
Rise of the Rest Seed Fund II, LP,
Rise of the Rest Seed Fund II GP, LLC,
Rise of the Rest Seed Fund II AIV, LP,
Rise of the Rest Seed Fund II AIV GP, LLC and
	ROTR Real Estate Management Company, Inc.	Investments	Director, Manager, Member and/or Limited Partner

Individual	Entity	Entity’s Business	Affiliation
	Sweetgreen, Inc.	Food	Director

	Maui Land & Pineapple Company, Inc.	Agriculture	Director

	Exclusive Resorts LLC	Real Estate	Chairman

Steven A. Museles	JBG SMITH Properties	Real Estate	Chief Legal Officer and Corporate Secretary

Phyllis R. Caldwell	Ocwen Financial Corporation	Mortgage	Director

	MicroVest Holdings	Asset Management	Director

	City First Bank of DC	Bank	Director

	Wroxton Civic Ventures LLC	Advisory Services	Managing Member

	JBG SMITH Properties	Real Estate	Trustee

Jason M. Fish	Sebastes Capital Management, Inc and Sebastes Capital, LLC	Investments	President / President of Managing Member

	General Capital, Inc.	Real Estate	Director

	Congressional Bank	Banking	Vice Chairman

Accordingly, if any of the above directors or officers become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our second amended and restated certificate of incorporation provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or officers. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that such an initial business combination is fair to our company from a financial point of view.

In addition, our sponsor or any of its affiliates may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders, directors and officers have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and alignment shares (and their permitted transferees will agree) and public shares held by them in favor of our initial business combination.

Item 11. Executive Compensation

Compensation Discussion and Analysis

None of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our named executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 27,500,000 shares of our Class A common stock, which includes Class A common stock underlying the Units sold in our initial public offering, 3,833,333 shares of our Class B common stock and 5,750,000 shares of our Class C common stock. Voting power represents the combined voting power of our Class A common stock, Class B common stock and Class C common stock owned beneficially by such person. Prior to our initial business combination, holders of our Class B common stock and holders of our Class C common stock, voting together as a single class, will have the right to elect all of our directors and may remove members of the board of directors for any reason. On any other matter submitted to a vote of our stockholders, holders of our Class B common stock, holders of our Class C common stock and holders of our Class A common stock will vote together as a single class, except as required by law. The table below does not include the shares of Class A common stock underlying the Private Placement Warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Approximate Percentage
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	of Outstanding Common Stock
RAAC Management (our sponsor)(2)	—	—	3,735,333	97.44%	5,628,000	97.88%	24.43%
Millennium Management LLC(3)	1,790,904	6.23%	—	—	—	—	4.67%
Suvretta Capital Management, LLC(4)	2,450,000	8.52%	—	—	—	—	6.39%
John K. Delaney(2)	—	—	3,735,333	97.44%	5,628,000	97.88%	24.43%
Stephen M. Case(2)	—	—	3,735,333	97.44%	5,628,000	97.88%	24.43%
Steven A. Museles(5)	—	—	16,000	*	24,000	*	*
Phyllis R. Caldwell(5)	—	—	16,000	*	24,000	*	*
Jason M. Fish(5)	—	—	16,000	*	24,000	*	*
All directors and executive officers as a group (5 individuals)			3,833,333	100%	5,750,000	100%	25.00%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Revolution Acceleration Acquisition Corp, 1717 Rhode Island Avenue, NW 10th floor, Washington, D.C. 20036.

(2)	RAAC Management LLC, our sponsor, is the record holder of the 3,235,333 shares of Class B common stock and the 4,878,000 shares of Class C common stock reported herein. The members of our sponsor are Acceleration Capital Management LLC (“ACM”) and Revolution Special Opportunities LLC (“RSO”). Mr. Delaney is the managing member of ACM and Mr. Case is the managing member of RSO. The members of our sponsor elect and remove its managers. By virtue of control over our sponsor, each of Mr. Delaney and Mr. Case may be deemed to beneficially own shares held by our sponsor.

(3)	According to Amendment No. 1 to a Schedule 13G filed with the SEC on January 25, 2021, Millennium Management LLC (“Millennium Management”) is the general partner of the managing member of Integrated Core Strategies (US) LLC (“Integrated Core Strategies”), which is the holder of 732,501 shares of RAAC Class A Common Stock, and Riverview Group LLC (“Riverview Group”), which is the holder of 800,000 shares of RAAC Class A Common Stock, and is the general partner of the 100% owner of ICS Opportunities, Ltd. (“ICS Opportunities”), which is the holder of 1,790,904 shares of RAAC Class A Common Stock. Millennium Group Management LLC (“Millennium Group Management”) is the managing member of Millennium Management and a trust of which Israel A. Englander currently serves as the sole voting trustee is the managing member of Millennium Group Management. As a result of the foregoing, each of Millennium Management, Millennium Group Management and Mr. Englander may be deemed to have shared voting control and investment discretion and therefore beneficial ownership over securities owned by Integrated Core Strategies, Riverview Group and ICS Opportunities. The business address of each of Millennium Management, Millennium Group Management, Mr. Englander, Integrated Core Strategies, Riverview Group and ICS Opportunities is 666 Fifth Avenue, New York, New York 10103.

(4)	According to a Schedule 13G filed with the SEC on March 1, 2021, Suvretta Capital Management, LLC (“Suvretta Capital Management”) has beneficial ownership over 2,450,000 shares of RAAC Class A Common Stock held by its advisory clients, including Suvretta Master Fund, Ltd. (“Suvretta Master Fund”), which individually holds 2,422,900 shares of RAAC Class A Common Stock. Aaron Cowen has beneficial ownership over such securities by virtue of his role as a control person of Suvretta Capital Management. The business address of each of Suvretta Capital Management and Mr. Cowen is 540 Madison Avenue, 7th Floor, New York, New York 10022. The business address of Suvretta Master Fund is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman KY1-1104, Cayman Islands.

(5)	Excludes certain shares over which such individual has an indirect economic interest but no investment or voting power as a result of such individual’s indirect membership interest in our sponsor.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder and Alignment Shares

On September 15, 2020, our sponsor purchased 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On November 20, 2020, our sponsor exchanged 4,791,667 founder shares, which we cancelled, for 5,750,000 alignment shares. On November 20, 2020, our sponsor transferred 16,000 founder shares and 24,000 alignment shares to each of Mr. Museles, Ms. Caldwell and Mr. Fish, our director nominees, and 50,000 founder shares and 50,000 alignment shares to Andrew Wallace, who serves as an advisor to our sponsor and provides it with services in connection with the sourcing and completion of our initial business combination. In addition, each of our officers and directors owns an indirect interest in our securities through indirect ownership in our sponsor. Up to 500,000 founder shares and 750,000 alignment shares were subject to forfeiture by our sponsor, depending on the extent to which the underwriter’s over-allotment option was exercised. The underwriter fully exercised its over-allotment option concurrently with the closing of our Initial Public Offering; thus, these founder shares and alignment shares were no longer subject to forfeiture.

Pursuant to a letter agreement with us, our initial stockholders, directors and officers have agreed not to transfer, assign or sell any of their (1) founder shares until the earlier to occur of: (A) one year after the completion of our initial business combination; and (B) subsequent to our initial business combination (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20-trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (2) alignment shares until the earlier of: (A) their conversion into shares of our Class A common stock; and (B) subsequent to our initial business combination, the date on which we complete a merger, stock exchange, reorganization or other similar transaction that results in both a change of control and all of our public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property (except, in each case, with respect to certain permitted transferees). Any permitted transferees would be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares and alignment shares.

Private Placement Warrants

Our sponsor has purchased an aggregate of 5,166,667 Private Placement Warrants for a purchase price of $1.50 per warrant ($7,750,000 in the aggregate) in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a business combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis, except as described in Note 7 to the Financial Statements included herewith, so long as they are held by the sponsor or its permitted transferees.

Our sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial business combination.

If we do not complete an initial business combination within 24 months from the closing of the Public Offering or during any Extension Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our public shares, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.

Registration Rights

The holders of the founder shares, alignment shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (as defined below) (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the founder shares and alignment shares) are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

On September 11, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. As of December 10, 2020, there was $83,686 outstanding under the Promissory Note, which is currently due on demand. The outstanding balance under the Promissory Note of $83,686 was repaid on December 15, 2020.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required (“Working Capital Loans”). If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Administrative Services Agreement

We have entered into an Administrative Services Agreement with our sponsor, pursuant to which we will pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes 24 months, our sponsor will be paid a total of $240,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, directors, officers or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Director Independence

Nasdaq listing rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our board has determined that each of Mr. Museles, Ms. Caldwell and Mr. Fish is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from September 10, 2020 (inception) through December 31, 2020 totaled $61,054.50. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from September 10, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from September 10, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the period from September 10, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

REVOLUTION ACCELERATION ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Revolution Acceleration Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Revolution Acceleration Acquisition Corp (formerly known as Acceleration Acquisition Corporation) (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from September 10, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 10, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 17, 2021

REVOLUTION ACCELERATION ACQUISITION CORP

BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current Assets
Cash and cash equivalents	$780,292
Prepaid expenses	747,842
Total Current Assets	1,528,134

Cash and marketable securities held in Trust Account	287,491,254
TOTAL ASSETS	$289,019,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - accrued expenses	$106,477
Deferred underwriting payable	10,062,500
Total Liabilities	10,168,977

Commitments

Class A common stock subject to possible redemption 27,385,874 shares at redemption value	273,850,409

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; 1,364,126 issued and outstanding (excluding 27,385,874 shares subject to possible redemption)	136
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,833,333 shares issued and outstanding	383
Class C common stock, $0.0001 par value; 15,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	5,180,583
Accumulated deficit	(181,675)
Total Stockholders’ Equity	5,000,002
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$289,019,388

The accompanying notes are an integral part of the financial statements.

REVOLUTION ACCELERATION ACQUISITION CORP

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$172,935
Loss from operations	(172,935)

Other expense:
Interest income - bank	6
Interest earned on marketable securities held in Trust Account	7,721
Unrealized loss on marketable securities held in Trust Account	(16,467)
Other expense, net	(8,740)

Net loss	$(181,675)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	27,403,108

Basic and diluted net loss per share, Common stock subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding,, Non-redeemable common stock	8,843,003

Basic and diluted net loss per share, Non-redeemable common stock	$(0.02)

The accompanying notes are an integral part of the financial statements.

REVOLUTION ACCELERATION ACQUISITION CORP

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – September 10, 2020 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	8,625,000	862	—	—	24,138	—	25,000

Cancellation of Class B common stock	—	—	(4,791,667)	(479)	—	—	479	—	—

Issuance of Class C common stock to Sponsor	—	—	—	—	5,750,000	575	(575)	—	—

Sale of 28,750,000 Units, net of underwriting discounts	28,750,000	2,875	—	—	—	—	271,254,211	—	271,257,086

Sale of 5,166,667 Private Placement Warrants	—	—	—	—	—	—	7,750,000	—	7,750,000

Class A common stock subject to possible redemption	(27,385,874)	(2,739)	—	—	—	—	(273,847,670)	—	(273,850,409)

Net loss	—	—	—	—	—	—	—	(181,675)	(181,675)

Balance – December 31, 2020	1,364,126	$136	3,833,333	$383	5,750,000	$575	$5,180,583	$(181,675)	$5,000,002

The accompanying notes are an integral part of the financial statements.

REVOLUTION ACCELERATION ACQUISITION CORP

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(181,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(7,721)
Unrealized loss on marketable securities held in Trust Account	16,467
Changes in operating assets and liabilities:
Prepaid expenses	(747,842)
Accrued expenses	106,477
Net cash used in operating activities	(814,294)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	281,750,000
Proceeds from sale of Private Placement Warrants	7,750,000
Proceeds from promissory note – related party	88,686
Repayment of promissory note – related party	(88,686)
Payment of offering costs	(405,414)
Net cash provided by financing activities	289,094,586

Net Change in Cash and Cash Equivalents	780,292
Cash and Cash Equivalents – Beginning of period	—
Cash and Cash Equivalents – End of period	$780,292

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$274,031,080
Change in value of Class A common stock subject to possible redemption	$(180,671)
Deferred underwriting fee payable	$10,062,500
Offering costs by the Sponsor in exchange for the issuance of Class B common stock	$25,000
Issuance of Class C common stock to Sponsor	$575

The accompanying notes are an integral part of the financial statements.

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

The Company has one subsidiary, Pickup Merger Corp, a direct, wholly-owned subsidiary of the Company incorporated in Delaware on February 19, 2021 (“Merger Sub”) (see Note 10).

As of December 31, 2020, the Company had not yet commenced any operations. All activity for the period from September 10, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Berkshire Grey, Inc., a Delaware corporation (“BG”) (see Note 10).

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

Following the closing of the Initial Public Offering on December 10, 2020, an amount of $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing of a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

Going Concern

As of December 31, 2020, the Company had $780,292 in its operating bank accounts, $287,491,254 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $1,445,281, which excludes $23,624 of franchise taxes. As of December 31, 2020, no amount on deposit in the Trust Account represented interest income, which would be available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through March 17, 2022. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Cash and Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL”) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company’s financial position or statement of operations.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 14,750,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of loss per share for common stock subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per share, basic and diluted, for stock subject to possible redemption is calculated by dividing the proportionate share of loss on marketable securities held by the Trust Account by the weighted average number of stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares, alignment shares and non-redeemable Class A common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the loss on marketable securities based on non-redeemable Class A common stock’s proportionate interest.

The following table reflects the calculation of basic and diluted net loss per share (in dollars, except per share amounts):

For the Period from September 10, 2020 (Inception) through December 31, 2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$7,355
Unrealized loss on marketable securities held in Trust Account	(15,686)
Less: Company’s portion available to pay taxes	—
Net Loss allocable to shares subject to redemption	$(8,331)
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	27,403,108
Basic and diluted net loss per share	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(181,675)
Add: Net loss allocable to Class A common stock subject to possible redemption	8,331
Non-Redeemable Net Loss	$(173,344)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	8,843,003
Basic and diluted net loss per share	$(0.02)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account.

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. PUBLIC OFFERING

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On September 15, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 8,625,000 shares of Class B common stock (the “Founder Shares”). On November 20, 2020, the Sponsor exchanged 4,791,667 Founder Shares, which were cancelled by the Company, for 5,750,000 alignment shares. On November 20, 2020, the Sponsor transferred 16,000 Founder Shares and 24,000 alignment shares to each of Mr. Museles, Ms. Caldwell and Mr. Fish, the Company’s independent directors, and 50,000 Founder Shares and 50,000 alignment shares to Andrew Wallace, who will serve as an advisor to the Sponsor and provide it with services in connection with the sourcing and completion of a Business Combination. Up to 500,000 Founder Shares and 750,000 alignment shares are subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part so that the Founder Shares and alignment shares will represent 10% and 15%, respectively, of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. The alignment shares are reflected as Class C common stock, have the same rights and conditions are Class B common stock and are more fully described in Note 7. As a result of the underwriter’s election to fully exercise the over-allotment option on December 10, 2020, no Founder Shares or alignment shares are currently subject to forfeiture.

The Sponsor and other holders of Founder Shares and alignment shares have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

The Sponsor and other holders of Founder Shares and alignment shares have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the alignment shares until the earlier of: (A) their conversion into shares of Class A common stock; and (B) subsequent to the initial Business Combination, the date on which the Company completes a merger, stock exchange, reorganization or other similar transaction that results in both a change of control and all of the Company’s public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

Administrative Support Agreement

The Company entered into an agreement, commencing on December 7, 2020, pursuant to which it will agree to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from September 10, 2020 (inception) through December 31, 2020, the Company incurred $7,742 in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheet.

Promissory Note — Related Party

On September 11, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. As of December 10, 2020, there was $83,686 outstanding under the Promissory Note, which was due on demand. The outstanding balance under the Promissory Note of $83,686 was repaid on December 15, 2020.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue up to 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2020, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — On November 19, 2020, the Company amended its Certificate of Incorporation such that it is now authorized to issue up to 75,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2020, there were 1,364,126 shares of Class A common stock issued and outstanding, excluding 27,385,874 shares of Class A common stock subject to possible redemption.

Class B Common Stock — On November 19, 2020, the Company amended its Certificate of Incorporation such that it is now authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At December 31, 2020, there were 3,833,333 shares of Class B common stock issued and outstanding.

Class C Common Stock — On November 19, 2020, the Company amended its Certificate of Incorporation such that it is now authorized to issue up to 15,000,000 shares of Class C, $0.0001 par value common stock. Holders of the Company’s Class C common stock are entitled to one vote for each share. At December 31, 2020, there were 5,750,000 shares of Class C common stock issued or outstanding.

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

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. The shares of Class C common stock will automatically convert into shares of Class A common stock if the Company meets certain stock price performance thresholds following the completion of a Business Combination, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in this offering and related to the closing of a Business Combination, the ratio at which the shares of Class B common stock and Class C common stock will convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the issued and outstanding shares of Class B common stock and Class C common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock and Class C common stock will equal, in the aggregate, on an as-converted basis, 25% of the sum of all common stock issued and outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination.

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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets is as follows:

December 31,
2020
Deferred tax assets
Net operating loss carryforward	$36,315
Unrealized loss on marketable securities held in Trust Account	1,837
Total deferred tax assets	38,152
Valuation Allowance	(38,152)
Deferred tax assets, net of allowance	$—

The income tax provision consists of the following:

As of December 31,
2020
Federal
Current	$—
Deferred	(38,152)

State and Local
Current	—
Deferred	—

Change in valuation allowance	38,152

Income tax provision	$—

As of December 31, 2020, the Company had 172,929 of U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from September 10, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $38,152.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Valuation allowance	(21.0)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2020 remain open and subject to examination. The Company considers Delaware to be a significant state tax jurisdiction.

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$287,491,254

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than as noted below.

On February 23, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Pickup Merger Corp, a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Berkshire Grey, Inc., a Delaware corporation (“Berkshire Grey”), relating to a proposed business combination with Berkshire Grey (the “Berkshire Grey Business Combination”). Pursuant to the Merger Agreement, Merger Sub will merge with and into Berkshire Grey, with Berkshire Grey being the surviving corporation of the merger and a direct, wholly owned subsidiary of the Company.

Subject to the terms and conditions of the Merger Agreement, the consideration to be paid in respect of each share of common stock, par value $0.001 per share, of Berkshire Grey (“Berkshire Grey Common Stock”) issued and outstanding immediately prior to the effective time of the Merger will be a number of shares of newly-issued Class A common stock of the Company (with each share valued at $10.00), par value $0.0001 per share (“RAAC Class A Common Stock”), equal to (x) $2,250,000,000.00 divided by (y) the number of shares of Aggregate Fully Diluted Company Stock (as defined in the Merger Agreement). Immediately prior to the closing of the Business Combination (the “Closing”), all of the outstanding shares of each series of preferred stock of Berkshire Grey will be converted into shares of Berkshire Grey Common Stock.

At the Closing, each outstanding option to acquire Berkshire Grey Common Stock and each award of restricted Berkshire Grey Common Stock will be converted into the right to receive an option relating to shares of Class A Stock and an award of restricted shares of Class A Stock, as applicable, upon substantially the same terms and conditions, including with respect to vesting and termination-related provisions, as existed prior to the Closing, except that the number of shares underlying such option and the exercise price and the number of shares subject to restricted stock awards, in each case, shall be determined as set forth in the Merger Agreement.

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Merger Agreement.

Concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors have committed to purchase an aggregate amount of $165,000,000 in shares of Class A Stock at a purchase price of $10.00 per share, substantially concurrent with, and contingent upon, the Closing (the “PIPE Investment”).

The Subscription Agreements for the PIPE Investors provide for certain registration rights. In particular, the Company is required to, within 30 calendar days following the Closing, file with the SEC a registration statement registering the resale of the securities issued pursuant to the Subscription Agreements. Additionally, the Company is required to use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 90th calendar day following the filing date thereof and (ii) the 10th business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be “reviewed” or will not be subject to further review.

Each Subscription Agreement will terminate with no further force and effect upon the earliest to occur of: (a) such date and time as the Merger Agreement is terminated in accordance with its terms; (b) the mutual written agreement of the parties to such Subscription Agreement; (c) if any of the conditions to closing set forth in the Subscription Agreements are not satisfied on or prior to the closing of the PIPE Investment and, as a result thereof, the transactions contemplated by such Subscription Agreement fail to occur; and (d) if the consummation of the Berkshire Grey Business Combination has not occurred by the Outside Date.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of February 23, 2021, by and among Revolution Acceleration Acquisition Corp, Pickup Merger Corp and Berkshire Grey, Inc. (3) *

3.1	Second Amended and Restated Certificate of Incorporation of the Company. (1)

4.1	Warrant Agreement, dated December 7, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (4)

4.2	Description of Securities. **

10.1	Amended and Restated Letter Agreement, dated as of February 23, 2021, by and between Revolution Acceleration Acquisition Corp and each of RAAC Management LLC and the other parties thereto. (3)

10.2	Investment Management Trust Agreement, dated December 7, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee. (4)

10.3	Registration Rights Agreement, dated December 7, 2020, between the Company and each of RAAC Management LLC and certain other security holders. (4)

10.4*	Form of Amended and Restated Registration Rights Agreement (3)

10.5	Administrative Services Agreement, dated December 7, 2020, between the Company and RAAC Management LLC. (4)

10.6	Sponsor Warrants Purchase Agreement, dated December 7, 2020, between the Company and RAAC Management LLC. (4)

10.7	Stockholder Support Agreement, dated as of February 23, 2021, by and among Revolution Acceleration Acquisition Corp, Berkshire Grey, Inc. and the other parties thereto. (3) *

10.8	Indemnity Agreement, dated December 7, 2020, between the Company and John K. Delaney. (4)

10.9	Indemnity Agreement, dated December 7, 2020, between the Company and Stephen M. Case. (4)

10.10	Indemnity Agreement, dated December 7, 2020, between the Company and Steven A. Museles. (4)

10.11	Indemnity Agreement, dated December 7, 2020, between the Company and Phyllis R. Caldwell. (4)

10.12	Indemnity Agreement, dated December 7, 2020, between the Company and Jason M. Fish. (4)

10.13	Form of Subscription Agreement, entered into between the Company and each of several investors in connection with the Berkshire Grey Business Combination. (3)

14.1	Code of Ethics. (2)

31.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).**

32.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350***

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Calculation Linkbase**

101.LAB	XBRL Taxonomy Label Linkbase**

101.PRE	XBRL Definition Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**

*	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K.

**	Filed herewith

***	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 10-Q, filed with the SEC on January 21, 2021.

(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on November 20, 2020.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 24, 2021.

(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 10, 2020.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2021	Revolution Acceleration Acquisition Corp

	By:	/s/ John K. Delaney
	Name:	John K. Delaney
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ John K. Delaney	Chief Executive Officer and Director	March 17, 2021
John K. Delaney	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Stephen M. Case	Director	March 17, 2021
Stephen M. Case

/s/ Steven A. Museles	Director	March 17, 2021
Steven A. Museles

/s/ Phyllis R. Caldwell	Director	March 17, 2021
Phyllis R. Caldwell

/s/ Jason M. Fish	Director	March 17, 2021
Jason M. Fish