Form 10-K/A
period 2020-12-31
Revolution Acceleration Acquisition Corp
filed 2021-05-13
CIK 1824734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Revolution Acceleration Acquisition Corp (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Annual Report for the fiscal year ended December 31, 2020 on Form 10-K/A (the “Annual Report”) to amend and restate certain items in its Annual Report for the fiscal year ended December 31, 2020 on Form 10-K originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2021 (the “Original 10-K”).

Background of the Restatement

On April 29, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm (the “Independent Accountants”), the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that it is appropriate to restate (i) certain items on the Company’s previously issued audited balance sheet dated as of December 10, 2020, the date that the Company’s initial public offering (the “IPO”) closed, that were previously reported on a Current Report on Form 8-K filed with the SEC on December 16, 2020, and (ii) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from September 10, 2020 (inception) to December 31, 2020 (collectively, the “Relevant Periods”), which were included in the Original 10-K. Considering such restatement, the Company concluded that such audited financial statements should no longer be relied upon. This Annual Report includes the restated audited financial statements for the Relevant Periods. The financial information that has been previously filed or otherwise reported for the Relevant Periods is superseded by the information in this Annual Report.

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability. On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 9,583,333 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in the IPO and (ii) the 5,166,667 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO (together with the Public Warrants, the “Warrants”). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, Derivatives and Hedging, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

See Note 2 to the Notes to Financial Statements included in Part II, Item 8 of this Annual Report for additional information on the restatement and the related financial statement effects.

In connection with the restatement, the Company’s management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Annual Report.

Items Amended

The following items are amended in this Annual Report: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8. Financial Statements and Supplementary Data; (iv) Part II, Item 9A. Controls and Procedures; and (v) Part IV, Item 15. Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Annual Report currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Annual Report does not amend, update or change any other disclosures in the Original 10-K. In addition, the information contained in this Annual Report does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K.

i

ii

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

iii

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

General Risk Factors

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 9,583,333 public warrants and 5,166,667 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our consolidated balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and ASC 820, Fair Value Measurement, provide for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on April 29, 2021, after consultation with our independent registered public accounting firm, management and the Audit Committee of our Board of Directors (the “Audit Committee”) concluded that, in light of the SEC Statement, it was appropriate to restate (i) certain items on the Company’s previously issued audited balance sheet dated as of December 10, 2020, which was related to our Initial Public Offering, and (ii) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from September 10, 2020 (inception) to December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly, and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks and uncertainties as a result of the material weakness in our internal control over financial reporting and the restatement of our financial statements.

Following this issuance of the SEC Statement, on April 29, 2021, after consultation with our independent registered public accounting firm, management and the Audit Committee concluded that it was appropriate to restate (i) certain items on the Company’s previously issued audited balance sheet dated as of December 10, 2020, which was related to our IPO, and (ii) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from September 10, 2020 (inception) to December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement of previously issued financials of the Company, the change in accounting for the warrants and other matters raised or that may in the future be raised by the SEC, we face potential for litigation, inquiries from the SEC and other regulatory bodies, other disputes or proceedings which may include, among other things, monetary judgments, penalties or other sanctions, claims invoking the federal and state securities laws and contractual claims. As of the date of this Annual Report, we have no knowledge of any such litigation, inquires, disputes or proceedings. However, we can provide no assurance that such litigation, inquiries, disputes or proceedings will not arise in the future. Any such litigation, inquiries, disputes or proceedings, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete our initial business combination.

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

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity. On March 30, 2021, April 10, 2021, May 4, 2021 and May 6, 2021, four purported stockholders of RAAC sent demand letters requesting that RAAC provide additional disclosures in an amendment to the registration statement filed in connection with the Berkshire Grey Business Combination. The Company believes that the allegations in the demand letters are meritless and no additional disclosure is required in such registration statement.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in Note 2 to the Notes to Financial Statements included in Part II, Item 8 of this Annual Report, which should be referred to for further detail regarding the restatement adjustments.

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

As a result of the restatement described in Note 2 to the Notes to Financial Statements included in Part II, Item 8 of this Annual Report, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from September 10, 2020 (inception) through December 31, 2020, we had a net loss of $1,651,707, which consists of operating costs of $172,935, change in fair value of the warrant liability of $590,001, transaction costs of $828,364, compensation expense of $51,667 and unrealized loss on marketable securities held in our Trust Account of $16,467, offset by interest income on marketable securities held in the Trust Account of $7,721 and interest income from operating bank account of $6.

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

For the period from September 10, 2020 (inception) through December 31, 2020, cash used in operating activities was $814,294. Net loss of $1,651,707 was affected by interest earned on marketable securities held in the Trust Account of $7,721, a non-cash charge for the change in fair value of warrant liabilities of $590,001, transaction costs of $828,364, compensation expense of $51,667, unrealized loss on marketable securities held in our Trust Account $16,467, and changes in operating assets and liabilities, which used $641,365 of cash from operating activities.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, who is our principal executive and financial officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer, who serves as our principal executive and financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On April 29, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued audited balance sheet dated as of December 10, 2020 and previously issued audited financial statements as of December 31, 2020 and for the period from September 10, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from September 10, 2020 (inception) through December 31, 2020 covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements included in Part II, Item 8 of this Annual Report.

Remediation Plan

Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

John K. Delaney has been our Chief Executive Officer and has served as a director since September 2020. Mr. Delaney is a well-known entrepreneur, executive and public policy expert. From 2013 to 2019, Mr. Delaney served as a member of the U.S. House of Representatives and served on the Financial Services Committee and the Joint Economic Committee. In 2000, he co-founded CapitalSource Inc. (NYSE: CSE), a leading middle market lending business, and from 2000-2011 he served as its Chief Executive Officer and Chairman. From 1993 until its sale to Heller Financial in 1999, Mr. Delaney was the co-founder, Chairman and Chief Executive Officer of HealthCare Financial Partners, Inc. (NYSE: HCF), a provider of commercial financing to small and medium-sized healthcare service companies. Mr. Delaney currently serves as the Executive Chairman of Congressional Bancshares, Inc., a banking and lending company. Mr. Delaney received his undergraduate degree from Columbia University and his juris doctor degree from the Georgetown University Law Center. Mr. Delaney was selected to serve on our board of directors for reasons including his extensive experience and track record in deal making and capital markets and his deep understanding of the U.S. regulatory and policy environment.

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

Private Placement Warrants

Our sponsor has purchased an aggregate of 5,166,667 Private Placement Warrants for a purchase price of $1.50 per warrant ($7,750,000 in the aggregate) in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a business combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis, except as described in Note 9 to the Financial Statements included herewith, so long as they are held by the sponsor or its permitted transferees.

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

To the Shareholders and the Board of Directors of

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

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from September 10, 2020 (inception) through December 31, 2020, have been restated.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

March 17, 2021, except for the effects of the restatement discussed in Note 2 and the subsequent events discussed in Note 12B as to which the date is May 12, 2021.

REVOLUTION ACCELERATION ACQUISITION CORP

BALANCE SHEET

DECEMBER 31, 2020 (As Restated)

ASSETS
Current Assets
Cash and cash equivalents	$780,292
Prepaid expenses	747,842
Total Current Assets	1,528,134

Cash and marketable securities held in Trust Account	287,491,254
TOTAL ASSETS	$289,019,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - accrued expenses	$106,477
Warrant liability	22,862,501
Deferred underwriting payable	10,062,500
Total Liabilities	33,031,478

Commitments

Class A common stock subject to possible redemption 25,098,791 shares at redemption value	250,987,908

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; 3,651,209 issued and outstanding (excluding 25,098,791 shares subject to possible redemption)	365
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,833,333 shares issued and outstanding	383
Class C common stock, $0.0001 par value; 15,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	6,650,386
Accumulated deficit	(1,651,707)
Total Stockholders’ Equity	5,000,002
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$289,019,388

The accompanying notes are an integral part of the financial statements.

REVOLUTION ACCELERATION ACQUISITION CORP

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Formation and operating costs	$172,935
Loss from operations	(172,935)

Other income (expense):
Interest income - bank	6
Interest earned on marketable securities held in Trust Account	7,721
Change in fair value of warrant liability	(590,001)
Transaction costs	(828,364)
Compensation expense	(51,667)
Unrealized loss on marketable securities held in Trust Account	(16,467)
Other expense, net	(1,478,772)

Net loss	$(1,651,707)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	25,175,858

Basic and diluted net loss per share, Common stock subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	9,280,127

Basic and diluted net loss per share, Non-redeemable common stock	$(0.18)

The accompanying notes are an integral part of the financial statements.

REVOLUTION ACCELERATION ACQUISITION CORP

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – September 10, 2020 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	8,625,000	862	—	—	24,138	—	25,000

Cancellation of Class B common stock	—	—	(4,791,667)	(479)	—	—	479	—	—

Issuance of Class C common stock to Sponsor	—	—	—	—	5,750,000	575	(575)	—	—

Sale of 28,750,000 Units, net of underwriting discounts	28,750,000	2,875	—	—	—	—	257,611,742	—	257,614,617

Class A common stock subject to possible redemption	(25,098,791)	(2,510)	—	—	—	—	(250,985,398)	—	(250,987,908)

Net loss	—	—	—	—	—	—	—	(1,651,707)	(1,651,707)

Balance – December 31, 2020	3,651,209	$365	3,833,333	$383	5,750,000	$575	$6,650,386	$(1,651,707)	$5,000,002

The accompanying notes are an integral part of the financial statements.

REVOLUTION ACCELERATION ACQUISITION CORP

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Cash Flows from Operating Activities:
Net loss	$(1,651,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(7,721)
Change in fair value of warrant liability	590,001
Transaction costs	828,364
Compensation expense	51,667
Unrealized loss on marketable securities held in Trust Account	16,467
Changes in operating assets and liabilities:
Prepaid expenses	(747,842)
Accrued expenses	106,477
Net cash used in operating activities	(814,294)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	281,750,000
Proceeds from sale of Private Placement Warrants	7,750,000
Proceeds from promissory note – related party	88,686
Repayment of promissory note – related party	(88,686)
Payment of offering costs	(405,414)
Net cash provided by financing activities	289,094,586

Net Change in Cash and Cash Equivalents	780,292
Cash and Cash Equivalents – Beginning of period	—
Cash and Cash Equivalents – End of period	$780,292

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$251,758,580
Change in value of Class A common stock subject to possible redemption	$(770,672)
Deferred underwriting fee payable	$10,062,500
Initial classification of warrant liability	$22,272,500
Offering costs by the Sponsor in exchange for the issuance of Class B common stock	$25,000
Issuance of Class C common stock to Sponsor	$575

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

The Company has one subsidiary, Pickup Merger Corp, a direct, wholly-owned subsidiary of the Company incorporated in Delaware on February 19, 2021 (“Merger Sub”) (see Note 12).

As of December 31, 2020, the Company had not yet commenced any operations. All activity for the period from September 10, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Berkshire Grey, Inc., a Delaware corporation (“BG”) (see Note 12).

The registration statement for the Company’s Initial Public Offering was declared effective on December 7, 2020. On December 10, 2020, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,166,667 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to RAAC Management LLC (the “Sponsor”), generating gross proceeds of $7,750,000, which is described in Note 5.

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

The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

The Company’s Sponsor has agreed (a) to vote its Founder Shares (as defined in Note 6), alignment shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares and alignment shares) and Private Placement Warrants (including underlying securities) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to stockholders’ rights of pre-Business Combination activity and (d) that the Founder Shares, alignment shares and Private Placement Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

Upon review of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” released by the SEC staff on April 12, 2021, the Company’s management evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of December 10, 2020 (audited)
Total Liabilities	$10,374,560	$22,272,500	$32,647,060
Warrant Liability		22,272,500	22,272,500
Class A Common Stock Subject to Possible Redemption	274,031,080	(22,272,500)	251,758,580
Class A Common Stock	135	222	357
Additional Paid-in Capital	4,999,913	879,809	5,879,722
Accumulated Deficit	(999)	(880,031)	(881,030)
Total Stockholders’ Equity	5,000,007	-	5,000,007

Number of Class A common shares subject to redemption	27,403,108	(2,227,250)	25,175,858

Balance sheet as of December 31, 2020 (audited)
Total Liabilities	$10,168,977	$22,862,501	$33,031,478
Warrant Liability		22,862,501	22,862,501
Class A Common Stock Subject to Possible Redemption	273,850,409	(22,862,501)	250,987,908
Class A Common Stock	136	229	365
Additional Paid-in Capital	5,180,583	1,469,803	6,650,386
Accumulated Deficit	(181,675)	(1,470,032)	(1,651,707)
Total Stockholders’ Equity	5,000,002	-	5,000,002

Number of Class A common shares subject to redemption	27,385,874	(2,287,083)	25,098,791

Period from September 10, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(181,675)	$(1,470,032)	$(1,651,707)
Weighted average shares outstanding, common stock subject to possible redemption	27,403,108	(2,227,250)	25,175,858
Basic and diluted net earnings per share, common stock subject to possible redemption	0.00	-	0.00
Weighted average shares outstanding, non-redeemable common stock	8,843,003	437,124	9,280,127
Basic and diluted net loss per share, non-redeemable common stock	(0.02)	(0.16)	(0.18)
Cash Flow Statement for the Period from September 10, 2020 (inception) to December 31, 2020 (audited)

Net loss	$(181,675)	$(1,470,032)	$(1,651,707)
Allocation of initial public offering costs	-	828,064	828,064
Change in fair value of warrant liability	-	590,001	590,001
Compensation expense	-	51,667	51,667
Initial classification of warrant liability	-	22,272,500	22,272,500
Initial classification of common stock subject to possible redemption	274,031,080	(22,272,500)	251,758,580
Change in value of common stock subject to possible redemption	(180,671)	(590,001)	(770,672)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

The following table reflects the calculation of basic and diluted net loss per share (in dollars, except per share amounts):

For the Period from September 10, 2020 (Inception) through December 31, 2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$7,355
Unrealized loss on marketable securities held in Trust Account	(15,686)
Less: Company’s portion available to pay taxes	—
Net Loss allocable to shares subject to redemption	$(8,331)
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	25,175,858
Basic and diluted net loss per share	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(1,651,707)
Add: Net loss allocable to Class A common stock subject to possible redemption	8,331
Non-Redeemable Net Loss	$(1,643,376)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	9,280,127
Basic and diluted net loss per share	$(0.18)

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units, which includes a full exercise by the underwriter of the over-allotment option in the amount of 3,750,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On September 15, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 8,625,000 shares of Class B common stock (the “Founder Shares”). On November 20, 2020, the Sponsor exchanged 4,791,667 Founder Shares, which were cancelled by the Company, for 5,750,000 alignment shares. On November 20, 2020, the Sponsor transferred 16,000 Founder Shares and 24,000 alignment shares to each of Mr. Museles, Ms. Caldwell and Mr. Fish, the Company’s independent directors, and 50,000 Founder Shares and 50,000 alignment shares to Andrew Wallace, who will serve as an advisor to the Sponsor and provide it with services in connection with the sourcing and completion of a Business Combination. Up to 500,000 Founder Shares and 750,000 alignment shares are subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part so that the Founder Shares and alignment shares will represent 10% and 15%, respectively, of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. The alignment shares are reflected as Class C common stock, have the same rights and conditions are Class B common stock and are more fully described in Note 8. As a result of the underwriter’s election to fully exercise the over-allotment option on December 10, 2020, no Founder Shares or alignment shares are currently subject to forfeiture.

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

NOTE 7. COMMITMENTS

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue up to 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — On November 19, 2020, the Company amended its Certificate of Incorporation such that it is now authorized to issue up to 75,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2020, there were 3,651,209 shares of Class A common stock issued and outstanding, excluding 25,098,791 shares of Class A common stock subject to possible redemption.

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

NOTE 9. WARRANT LIABILITY

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

NOTE 10. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of warrant liability	(18.7)%
Valuation allowance	(2.3)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2020 remain open and subject to examination. The Company considers Delaware to be a significant state tax jurisdiction.

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$287,491,254

Liabilities:
Warrant Liability – Public Warrants	3	$14,854,167
Warrant Liability – Private Placement Warrants	3	$8,008,334

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Public Warrants and Private Warrants were initially valued using a binomial Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The Monte Carlo model’s primary unobservable input utilized in determining the fair value of the warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable “blank-check” companies without an identified target. The expected volatility as of subsequent valuation dates will be implied from the Company’s own public warrant pricing. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the public warrant price will be used as the fair value as of each relevant date.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement and December 31, 2020:

Input	December 10, 2020	December 31, 2020
Risk-free interest rate	0.39%	0.36%
Trading days per year	252	252
Expected volatility	29.0%	29.0%
Exercise price	$11.50	$11.50
Stock Price	$10.30	$10.41

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of September 10, 2020 (inception)	$—	$—	$—
Initial measurement on December 10, 2020	7,801,667	14,470,833	22,272,500
Change in valuation inputs or other assumptions	206,667	383,334	590,001
Fair value as of December 31, 2020	$8,008,334	$14,854,167	$22,862,501

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than as noted below and in Note 2 and Note 11.

12A - Merger and Subscription Agreements

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

12B - Demand Letters

On March 30, 2021, April 10, 2021, May 4, 2021 and May 6, 2021, four purported stockholders of RAAC sent demand letters requesting that RAAC provide additional disclosures in an amendment to the registration statement filed in connection with the Berkshire Grey Business Combination. The Company believes that the allegations in the demand letters are meritless and no additional disclosure is required in such registration statement.

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

65

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of February 23, 2021, by and among Revolution Acceleration Acquisition Corp, Pickup Merger Corp and Berkshire Grey, Inc. (3) *

3.1	Second Amended and Restated Certificate of Incorporation of the Company. (1)

4.1	Warrant Agreement, dated December 7, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (4)

4.2	Description of Securities. (5)

10.1	Amended and Restated Letter Agreement, dated as of February 23, 2021, by and between Revolution Acceleration Acquisition Corp and each of RAAC Management LLC and the other parties thereto. (3)

10.2	Investment Management Trust Agreement, dated December 7, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee. (4)

10.3	Registration Rights Agreement, dated December 7, 2020, between the Company and each of RAAC Management LLC and certain other security holders. (4)

10.4	Form of Amended and Restated Registration Rights Agreement (3)*

10.5	Administrative Services Agreement, dated December 7, 2020, between the Company and RAAC Management LLC. (4)

10.6	Sponsor Warrants Purchase Agreement, dated December 7, 2020, between the Company and RAAC Management LLC. (4)

10.7	Stockholder Support Agreement, dated as of February 23, 2021, by and among Revolution Acceleration Acquisition Corp, Berkshire Grey, Inc. and the other parties thereto. (3) *

10.8	Indemnity Agreement, dated December 7, 2020, between the Company and John K. Delaney. (4)

10.9	Indemnity Agreement, dated December 7, 2020, between the Company and Stephen M. Case. (4)

10.10	Indemnity Agreement, dated December 7, 2020, between the Company and Steven A. Museles. (4)

10.11	Indemnity Agreement, dated December 7, 2020, between the Company and Phyllis R. Caldwell. (4)

10.12	Indemnity Agreement, dated December 7, 2020, between the Company and Jason M. Fish. (4)

10.13	Form of Subscription Agreement, entered into between the Company and each of several investors in connection with the Berkshire Grey Business Combination. (3)

14.1	Code of Ethics. (2)

31.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).**

32.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350***

66

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Calculation Linkbase**

101.LAB	XBRL Taxonomy Label Linkbase**

101.PRE	XBRL Definition Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**

*	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K.

**	Filed herewith

***	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 10-Q, filed with the SEC on January 21, 2021.

(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on November 20, 2020.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 24, 2021.

(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 10, 2020.
(5)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 17, 2021.

Item 16. Form 10-K Summary

Not applicable.

67

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2021	Revolution Acceleration Acquisition Corp

	By:	/s/ John K. Delaney
	Name:	John K. Delaney
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ John K. Delaney	Chief Executive Officer and Director	May 12, 2021
John K. Delaney	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Stephen M. Case	Director	May 12, 2021
Stephen M. Case

/s/ Steven A. Museles	Director	May 12, 2021
Steven A. Museles

/s/ Phyllis R. Caldwell	Director	May 12, 2021
Phyllis R. Caldwell

/s/ Jason M. Fish	Director	May 12, 2021
Jason M. Fish

68