Form 10-Q
period 2021-03-31
Revolution Acceleration Acquisition Corp
filed 2021-05-20
CIK 1824734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

REVOLUTION ACCELERATION ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Delaware	333-39768	85-2994421
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1717 Rhode Island Avenue, NW 10th floor Washington, D.C.	20036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (202) 776-1400

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	RAACU	The NASDAQ Stock Market LLC
Class A common stock, par value $0.0001 per share	RAAC	The NASDAQ Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	RAACW	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 17, 2021, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share, 3,833,333 shares of Class B common stock, par value $0.0001 per share, and 5,750,000 shares of Class C common stock, par value $0.0001 per share, issued and outstanding.

REVOLUTION ACCELERATION ACQUISITION CORP

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 REVOLUTION ACCELERATION ACQUISITION CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$46,700	$780,292
Prepaid expenses	583,532	747,842
Advance to related parties	25,000	—
Total Current Assets	655,232	1,528,134

Cash and marketable securities held in Trust Account	287,534,744	287,491,254
TOTAL ASSETS	$288,189,976	$289,019,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - accounts payable and accrued expenses	$2,561,750	$106,477
Warrant liability	29,205,001	22,862,501
Deferred underwriting fee payable	10,062,500	10,062,500
Total Liabilities	41,829,251	33,031,478

Commitments

Class A common stock subject to possible redemption 24,136,072 and 25,098,791 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	241,360,720	250,987,908

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; 4,613,928 and 3,651,209 issued and outstanding (excluding 24,136,072 and 25,098,791 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	461	365
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,833,333 shares issued and outstanding	383	383
Class C common stock, $0.0001 par value; 15,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	16,277,478	6,650,386
Accumulated deficit	(11,278,892)	(1,651,707)
Total Stockholders’ Equity	5,000,005	5,000,002
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$288,189,976	$289,019,388

The accompanying notes are an integral part of the condensed consolidated financial statements.

REVOLUTION ACCELERATION ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Three Months Ended
March 31, 2021
Formation and operating costs	$3,328,189
Loss from operations	(3,328,189)

Other income (expense):
Interest income - bank	14
Interest earned on marketable securities held in Trust Account	42,746
Change in fair value of warrant liability	(6,342,500)
Unrealized gain on marketable securities held in Trust Account	744
Other expense, net	(6,298,996)

Net loss	$(9,627,185)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	25,098,791

Basic and diluted net income per share, Common stock subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	13,234,542

Basic and diluted net loss per share, Non-redeemable common stock	$(0.73)

The accompanying notes are an integral part of the condensed consolidated financial statements.

REVOLUTION ACCELERATION ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2020	3,651,209	$365	3,833,333	$383	5,750,000	$575	$6,650,386	$(1,651,707)	$5,000,002

Change in fair value of common stock subject to possible redemption	962,719	96	—	—	—	—	9,627,092	—	9,627,188

Net loss	—	—	—	—	—	—	—	(9,627,185)	(9,627,185)

Balance – March 31, 2021	4,613,928	$461	3,833,333	$383	5,750,000	$575	$16,277,478	$(11,278,892)	$5,000,005

The accompanying notes are an integral part of the condensed consolidated financial statements.

REVOLUTION ACCELERATION ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Three Months Ended
March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(9,627,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(42,746)
Change in fair value of warrant liability	6,342,500
Unrealized gain on marketable securities held in Trust Account	(744)
Changes in operating assets and liabilities:
Prepaid expenses	164,310
Accounts payable and accrued expenses	2,455,273
Net cash used in operating activities	(708,592)

Cash Flows from Financing Activities:
Repayment of advances from related party	(25,000)
Net cash provided by financing activities	(25,000)

Net Change in Cash and Cash Equivalents	(733,592)
Cash and Cash Equivalents – Beginning of period	780,292
Cash and Cash Equivalents – End of period	$46,700

Non-Cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$(9,627,188)

The accompanying notes are an integral part of the condensed consolidated financial statements.

REVOLUTION ACCELERATION ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not yet commenced any operations. All activity for the period from September 10, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Berkshire Grey, Inc., a Delaware corporation (“BG”) (see Note 10).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

The Company’s Sponsor, officers and directors and other holders of Founder Shares and alignment shares (collectively, the “Initial Stockholders”) have agreed (a) to vote Founder Shares (as defined in Note 5), alignment shares (as defined in Note 5) and any Public Shares they purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares and alignment shares) and Private Placement Warrants (including underlying securities) they hold into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to stockholders’ rights of pre-Business Combination activity and (d) that the Founder Shares, alignment shares and Private Placement Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Initial Stockholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they may have purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

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

REVOLUTION ACCELERATION ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Liquidity and Going Concern

As of Mach 31, 2021, the Company had $46,700 in its operating bank accounts, $287,534,744 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $1,856,518.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020, as filed with the SEC on May 13, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

REVOLUTION ACCELERATION ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Cash and Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds that invest in U.S. Treasury Bills.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

REVOLUTION ACCELERATION ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 14,750,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted, for stock subject to possible redemption is calculated by dividing the proportionate share of income (loss) on marketable securities held by the Trust Account by the weighted average number of stock subject to possible redemption outstanding since original issuance.

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

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

Three months ended March 31, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$35,885
Unrealized loss on marketable securities held in Trust Account	625
Less: Company’s portion available to pay taxes	(36,510)
Net Income allocable to shares subject to redemption	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	25,098,791
Basic and diluted net income per share	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(9,627,185)
Add: Net income allocable to Class A common stock subject to possible redemption	—
Non-Redeemable Net Loss	$(9,627,185)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	13,234,542
Basic and diluted net loss per share	$(0.73)

REVOLUTION ACCELERATION ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account.

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheet, primarily due to their short-term nature.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 as of January 1, 2021 and the adoption did not have an impact on its financial position, results of operations or cash flows.

REVOLUTION ACCELERATION ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on December 10, 2020, the Company sold 28,750,000 Units, which includes a full exercise by the underwriter of the over-allotment option in the amount of 3,750,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share, subject to adjustment (see Note 8).

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

REVOLUTION ACCELERATION ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement, commencing on December 7, 2020, pursuant to which it will agree to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, the Company incurred $30,000 in fees for these services, of which $10,000 is included in accrued expenses in the accompanying balance sheet.

Advance to Related Party

As of March 31, 2021, an aggregate of $25,000 of excess funding was due to be repaid by the Sponsor. The balance was repaid on April 6, 2021.

Promissory Note — Related Party

On September 11, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. As of March 31, 2021 and December 31, 2020, there was no balance outstanding under the Promissory Note. The outstanding balance under the Promissory Note of $83,686 as of December 10, 2020 was repaid on December 15, 2020.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

REVOLUTION ACCELERATION ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Merger Agreement

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue up to 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2021 and December 31, 2020, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — On November 19, 2020, the Company amended its Certificate of Incorporation such that it is now authorized to issue up to 75,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2021, there were 4,613,928 shares of Class A common stock issued and outstanding, excluding 24,136,072 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were 3,651,209 shares of Class A common stock issued and outstanding, excluding 25,098,791 shares of Class A common stock subject to possible redemption.

REVOLUTION ACCELERATION ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Class B Common Stock — On November 19, 2020, the Company amended its Certificate of Incorporation such that it is now authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 3,833,333 shares of Class B common stock issued and outstanding.

Class C Common Stock — On November 19, 2020, the Company amended its Certificate of Incorporation such that it is now authorized to issue up to 15,000,000 shares of Class C, $0.0001 par value common stock. Holders of the Company’s Class C common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 5,750,000 shares of Class C common stock issued or outstanding.

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

NOTE 8. WARRANT LIABILITY

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

REVOLUTION ACCELERATION ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

REVOLUTION ACCELERATION ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2020	2020
Assets:
Marketable securities held in Trust Account	1	$287,534,744	$287,491,254

Liabilities:
Warrant Liability – Public Warrants	1	$18,975,000	$14,854,167
Warrant Liability – Private Placement Warrants	2	$10,230,001	$8,008,334

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Public Warrants and Private Placement Warrants were initially valued using a binomial Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The Monte Carlo model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing.

REVOLUTION ACCELERATION ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants and Private Placement Warrants as of each relevant date.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at December 31, 2020:

Input	December 31, 2020
Risk-free interest rate	0.36%
Trading days per year	252
Expected volatility	29.0%
Exercise price	$11.50
Stock Price	$10.41

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$8,008,334	$14,854,167	$22,862,501
Change in valuation inputs or other assumptions	2,221,667	4,120,833	6,342,500
Fair value as of March 31, 2021	$10,230,001	$18,975,000	$29,205,001

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, except as noted below and in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Revolution Acceleration Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to RAAC Management LLC.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding our financial position, business strategy and the plans and objectives of management for future operations, including with respect to our proposed business combination with Berkshire Grey, Inc., a Delaware corporation (“Berkshire Grey”). These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. The following is a summary of the principal risk factors that make investing in our securities risky and may materially adversely affect our business, financial condition, results of operations and cash flows. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in Item 1A. “Risk Factors” of Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 (our “Annual Report”) that we filed with the Securities and Exchange Commission (the “SEC”) and our other filings with the SEC, including in our preliminary prospectus/proxy statement relating to our proposed business combination with Berkshire Grey. The Company’s filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. These risk factors and uncertainties include, but are not limited to:

●	our being a company with no operating history and no operating revenues;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination, including our recently announced proposed business combination with Berkshire Grey;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	the ability of our directors and officers to generate a number of potential business combination opportunities;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);
●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties;
●	our financial performance; and
●	the other risk and uncertainties discussed in “Item 1A. Risk Factors” in our Annual Report and our other filings with the SEC, including in our preliminary prospectus/proxy statement relating to our proposed business combination with Berkshire Grey.

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

Overview

We are a blank check company formed under the laws of the State of Delaware on September 10, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Business Combination

On February 23, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pickup Merger Corp, a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Berkshire Grey, relating to a proposed business combination transaction between us and Berkshire Grey.

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

Additional information regarding Berkshire Grey and the business combination is available in our preliminary prospectus/proxy statement initially filed with the SEC on March 19, 2021 and any amendments thereof.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, identifying a target for our business combination and activities in connection with the proposed acquisition of Berkshire Grey. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $9,627,185, which consisted primarily of formation and operating costs of $3,328,189 and change in fair value of warrant liability of $6,342,500.

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

For the three months ended March 31, 2021, cash used in operating activities was $708,592. Net income of $9,627,185 was affected by interest earned on marketable securities held in the Trust Account of $42,746, unrealized gain on marketable securities held in Trust Account of $744 and change in fair value of warrant liability of $6,342,500. Changes in operating assets and liabilities provided $2,619,583 of cash for operating activities.

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $287,534,744. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our business combination. We may withdraw interest to pay franchise and income taxes. During the three months ended March 31, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash and cash equivalents of $46,700 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the issuance of these financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants and Private Placement Warrants as of each relevant date.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer, who serves as our principal executive and financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in our Annual Report had not yet been identified. Due solely to the events that led to our restatement of our financial statements in our Annual Report, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as more fully described in Note 2 to the Notes to Financial Statements included in our Annual Report.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from the Initial Public Offering

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

Substantially concurrently with the closing of the Initial Public Offering, the Company consummated the sale of 5,166,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of $7,750,000.

In connection with the Initial Public Offering, we incurred offering costs of $16,242,914, inclusive of $10,062,500 in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the Initial Public Offering expenses, $287,500,000 of the net proceeds from our Initial Public Offering and certain of the proceeds from the sale of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and sale of the Private Placement Warrants as is described in the Company’s final prospectus related to the Initial Public Offering.

As of March 31, 2021, $46,700 was held outside the Trust Account and will be used to fund the Company’s operating expenses.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of February 23, 2021, by and among Revolution Acceleration Acquisition Corp, Pickup Merger Corp and Berkshire Grey, Inc. (3) *
3.1	Second Amended and Restated Certificate of Incorporation of the Company. (1)
4.1	Warrant Agreement, dated December 7, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (4)
4.2	Description of Securities. (5)
10.1	Amended and Restated Letter Agreement, dated as of February 23, 2021, by and between Revolution Acceleration Acquisition Corp and each of RAAC Management LLC and the other parties thereto. (3)
10.2	Investment Management Trust Agreement, dated December 7, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee. (4)
10.3	Registration Rights Agreement, dated December 7, 2020, between the Company and each of RAAC Management LLC and certain other security holders. (4)
10.4	Form of Amended and Restated Registration Rights Agreement (3) *
10.5	Administrative Services Agreement, dated December 7, 2020, between the Company and RAAC Management LLC. (4)
10.6	Sponsor Warrants Purchase Agreement, dated December 7, 2020, between the Company and RAAC Management LLC. (4)
10.7	Stockholder Support Agreement, dated as of February 23, 2021, by and among Revolution Acceleration Acquisition Corp, Berkshire Grey, Inc. and the other parties thereto. (3) *
10.8	Indemnity Agreement, dated December 7, 2020, between the Company and John K. Delaney. (4)
10.9	Indemnity Agreement, dated December 7, 2020, between the Company and Stephen M. Case. (4)
10.10	Indemnity Agreement, dated December 7, 2020, between the Company and Steven A. Museles. (4)
10.11	Indemnity Agreement, dated December 7, 2020, between the Company and Phyllis R. Caldwell. (4)
10.12	Indemnity Agreement, dated December 7, 2020, between the Company and Jason M. Fish. (4)
10.13	Form of Subscription Agreement, entered into between the Company and each of several investors in connection with the Berkshire Grey Business Combination. (3)
14.1	Code of Ethics. (2)
31.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).**
32.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350***
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Calculation Linkbase**
101.LAB	XBRL Taxonomy Label Linkbase**
101.PRE	XBRL Definition Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**

*	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K.
**	Filed herewith.
***	Furnished herewith.

(1)	Incorporated by reference to the Company’s Form 10-Q, filed with the SEC on January 21, 2021.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on November 20, 2020.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 24, 2021.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 10, 2020.
(5)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 17, 2021.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVOLUTION ACCELERATION ACQUISITION CORP

Dated: May 20, 2021	/s/ John K. Delaney
	Name:	John K. Delaney
	Title:	Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)