Form 10-Q/A
period 2021-03-31
Revolution Acceleration Acquisition Corp
filed 2021-06-10
CIK 1824734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

REVOLUTION ACCELERATION ACQUISITION CORP

Form 10-Q

i

EXPLANATORY NOTE

Revolution Acceleration Acquisition Corp (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2021 (the “Original Report”).

Subsequent to the Company’s filing of the Original Report, the Company became aware that its application of the guidance (the “Guidance”) in Accounting Standards Codification 480, Distinguishing Liabilities from Equity, may need to be modified to appropriately reflect the impact of the private investment in public equity transactions that are the subject of the subscription agreements (the “Subscription Agreements”) that the Company entered into with certain investors on February 23, 2021 (the “PIPE Investment”) in connection with the Company’s proposed business combination (the “Berkshire Grey Business Combination”) with Berkshire Grey, Inc., a Delaware corporation (“Berkshire Grey”), as previously disclosed in the Company’s Current Report on Form 8-K filed on February 24, 2021. The Guidance may require that the Company’s Class A common stock be reclassified from permanent equity to temporary equity in the form of common stock subject to possible redemption.

Prior to filing this Quarterly Report, after consultation with Marcum LLP, the Company’s independent registered public accounting firm (the “Independent Accountants”), the Company’s management and the Audit Committee of our Board of Directors (the “Audit Committee”) concluded that, in light of the Guidance, the interim condensed financial statements as of and for the three months ended March 31, 2021 (collectively, the “Interim Financial Statements”) included in the Original Report should no longer be relied upon and should be restated and the Company’s Class A common stock should be reclassified between temporary and permanent equity, with resulting changes to the Company’s temporary equity, additional paid-capital, accumulated deficit and basic and diluted loss per share as reflected in the Interim Financial Statements. The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

We are filing this Quarterly Report to incorporate the restatement of the Interim Financial Statements in the Financial Statements included in Part I, Item 1 and to revise disclosures in connection to the restatement in Part I, Item 4 and Part II, Item 1A.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part I, Item 1, Financial Statements, Part I, Item 4, Controls and Procedures of the Original Report and Part II, Item 1A, Risk Factors are hereby amended and restated in their entirety. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 to 32.2) to this Quarterly Report.

This Quarterly Report should be read in conjunction with the Original Report and with our other filings with the SEC. This Quarterly Report does not reflect events occurring after the filing of the Original Report and, except as described above, does not modify or update any other disclosures in the Original Report.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 REVOLUTION ACCELERATION ACQUISITION CORP

CONDENSED CONSOLIDATED BALANCE SHEETS (AS RESTATED)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$46,700	$780,292
Prepaid expenses	583,532	747,842
Advance to related parties	25,000	—
Total Current Assets	655,232	1,528,134

Cash and marketable securities held in Trust Account	287,534,744	287,491,254
TOTAL ASSETS	$288,189,976	$289,019,388

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities - accounts payable and accrued expenses	$2,561,750	$106,477
Warrant liability	29,205,001	22,862,501
Deferred underwriting fee payable	10,062,500	10,062,500
Total Liabilities	41,829,251	33,031,478

Commitments

Class A common stock subject to possible redemption 28,750,000 and 25,098,791 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	287,500,000	250,987,908

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; no shares and 3,651,209 issued and outstanding (excluding 28,750,000 and 25,098,791 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	--	365
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,833,333 shares issued and outstanding	383	383
Class C common stock, $0.0001 par value; 15,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	24,138	6,650,386
Accumulated deficit	(41,164,371)	(1,651,707)
Total Stockholders’ Equity (Deficit)	(41,139,275)	5,000,002
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$288,189,976	$289,019,388

The accompanying notes are an integral part of the condensed consolidated financial statements.

REVOLUTION ACCELERATION ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (AS RESTATED)

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Three Months Ended
March 31, 2021
Formation and operating costs	$3,328,189
Loss from operations	(3,328,189)

Other income (expense):
Interest income - bank	14
Interest earned on marketable securities held in Trust Account	42,746
Change in fair value of warrant liability	(6,342,500)
Unrealized gain on marketable securities held in Trust Account	744
Other expense, net	(6,298,996)

Net loss	$(9,627,185)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	26,575,685

Basic and diluted net income per share, Common stock subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	11,757,648

Basic and diluted net loss per share, Non-redeemable common stock	$(0.82)

The accompanying notes are an integral part of the condensed consolidated financial statements.

REVOLUTION ACCELERATION ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (AS RESTATED)

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2020	3,651,209	$365	3,833,333	$383	5,750,000	$575	$6,650,386	$(1,651,707)	$5,000,002

Change in fair value of common stock subject to possible redemption	(3,651,209)	(365)	—	—	—	—	(6,626,248)	(29,885,479)	(36,512,092)

Net loss	—	—	—	—	—	—	—	(9,627,185)	(9,627,185)

Balance – March 31, 2021	--	$--	3,833,333	$383	5,750,000	$575	$24,138	$(41,164,371)	$(41,139,275)

The accompanying notes are an integral part of the condensed consolidated financial statements.

REVOLUTION ACCELERATION ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (AS RESTATED)

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Three Months Ended
March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(9,627,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(42,746)
Change in fair value of warrant liability	6,342,500
Unrealized gain on marketable securities held in Trust Account	(744)
Changes in operating assets and liabilities:
Prepaid expenses	164,310
Accounts payable and accrued expenses	2,455,273
Net cash used in operating activities	(708,592)

Cash Flows from Financing Activities:
Repayment of advances from related party	(25,000)
Net cash provided by financing activities	(25,000)

Net Change in Cash and Cash Equivalents	(733,592)
Cash and Cash Equivalents – Beginning of period	780,292
Cash and Cash Equivalents – End of period	$46,700

Non-Cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$36,512,092

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

The Company has one subsidiary, Pickup Merger Corp, a direct, wholly-owned subsidiary of the Company incorporated in Delaware on February 19, 2021 (“Merger Sub”) (see Note 11).

As of March 31, 2021, the Company had not yet commenced any operations. All activity for the period from September 10, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Berkshire Grey, Inc., a Delaware corporation (“BG”) (see Note 11).

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

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that, a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

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

If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Company’s Sponsor, officers and directors and other holders of Founder Shares and alignment shares (collectively, the “Initial Stockholders”) have agreed (a) to vote Founder Shares (as defined in Note 6), alignment shares (as defined in Note 6) and any Public Shares they purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares and alignment shares) and Private Placement Warrants (including underlying securities) they hold into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to stockholders’ rights of pre-Business Combination activity and (d) that the Founder Shares, alignment shares and Private Placement Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Initial Stockholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they may have purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

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

REVOLUTION ACCELERATION ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Liquidity and Going Concern

As of March 31, 2021, the Company had $46,700 in its operating bank accounts, $287,534,744 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $1,856,518.

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

Note 2 – Restatement of Interim Financial Information

Due to a misapplication of the accounting treatment related to its shares of common stock subject to redemption, non-redeemable common stock and additional paid-in capital for maintaining minimum net tangible assets of at least $5 million following any common stock redemption, the Company’s previously issued interim condensed financial statements for the quarterly period ended March 31, 2021 should no longer be relied upon. As such, the Company is restating its unaudited interim condensed financial statements as of and for three months ended March 31, 2021 included in this Quarterly Report.

Impact of the Restatement

The impact of the restatement on the Condensed Statement balance sheet as of March 31, 2021 included in this Quarterly Report is presented below.

	As Previously Reported	Adjustments	As Restated
Balance Sheets for the three months ended March 31, 2021 (unaudited)

Common stock subject to possible redemption:
Number of common stock outstanding	24,136,072	4,613,928	28,750,000
Value of common stock subject to possible redemption	$241,360,720	$46,139,280	$287,500,000
Class A Common stock excluding common stock subject to possible redemption	4,613,928	(4,613,928)	--
Class A Common stock value	$461	(461)	--
Additional paid-in capital	$16,277,478	$(16,253,340)	$24,138
Accumulated deficit	$(11,278,892)	$(29,885,479)	$(41,164,371)
Total Stockholders’ Equity (Deficit)	$5,000,005	(46,139,280)	$(41,139,275)

The impact of the restatement on the Condensed Statement of Operations for the three months ended March 31, 2021 included in this filing is presented below.

Basic and diluted weighted average common stock outstanding, common stock subject to possible redemption	25,098,791	1,476,894	26,575,685
Basic and diluted weighted average common stock outstanding, Non-redeemable common stock	13,234,542	(1,476,894)	11,757,648
Basic and diluted net loss per common stock, Non-redeemable common stock	$(0.73)	$(0.09)	$(0.82)

REVOLUTION ACCELERATION ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The impact of the restatement on the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2021 included in this filing is presented below.

	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the three months ended March 31, 2021 (unaudited)

Non-Cash Investing and Financing Activities:
Change in value of common stock subject to possible redemption	(9,627,188)	46,139,280	36,512,092

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

Three months ended March 31, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$42,746
Unrealized loss on marketable securities held in Trust Account	744
Less: Company’s portion available to pay taxes	(43,490)
Net Income allocable to shares subject to redemption	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	26,575,685
Basic and diluted net income per share	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(9,627,185)
Add: Net income allocable to Class A common stock subject to possible redemption	—
Non-Redeemable Net Loss	$(9,627,185)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	11,757,648
Basic and diluted net loss per share	$(0.82)

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

NOTE 4. INITIAL PUBLIC OFFERING

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

REVOLUTION ACCELERATION ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Merger Agreement

On February 23, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Pickup Merger Corp, a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Berkshire Grey, relating to the Berkshire Grey Business Combination. Pursuant to the Merger Agreement, Merger Sub will merge with and into Berkshire Grey, with Berkshire Grey being the surviving corporation of the merger and a direct, wholly owned subsidiary of the Company.

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

Concurrently with the execution of the Merger Agreement, the Company entered into the Subscription Agreements with the PIPE Investors, pursuant to which the PIPE Investors have committed to the PIPE Investment in which they will purchase an aggregate amount of $165,000,000 in shares of Class A Stock at a purchase price of $10.00 per share, substantially concurrent with, and contingent upon, the Closing.

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

In connection with the Berkshire Grey Business Combination, the Company engaged J.P. Morgan Securities LLC as its financial advisor and Credit Suisse Securities (USA) LLC as its placement agent for the PIPE Investment, each of which will be entitled to customary fees in such capacity, with payment due at, and conditioned upon, the closing of the Business Combination and the PIPE Investment, respectively.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue up to 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2021 and December 31, 2020, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — On November 19, 2020, the Company amended its Certificate of Incorporation such that it is now authorized to issue up to 75,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2021, there were no shares of Class A common stock issued and outstanding, excluding 28,750,000 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were 3,651,209 shares of Class A common stock issued and outstanding, excluding 25,098,791 shares of Class A common stock subject to possible redemption.

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

NOTE 11. SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to RAAC Management LLC.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding our financial position, business strategy and the plans and objectives of management for future operations, including with respect to our proposed business combination with Berkshire Grey. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. The following is a summary of the principal risk factors that make investing in our securities risky and may materially adversely affect our business, financial condition, results of operations and cash flows. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in Item 1A. “Risk Factors” of Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 (our “Annual Report”) that we filed with the SEC and our other filings with the SEC, including in our preliminary prospectus/proxy statement relating to our proposed business combination with Berkshire Grey. The Company’s filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. These risk factors and uncertainties include, but are not limited to:

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

Restatement of Previously Issued Financial Statements

On April 29, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued audited balance sheet dated as of December 10, 2020 and previously issued audited financial statements as of December 31, 2020 and for the period from September 10, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. As of the date of this Quarterly Report, we also revised our position related to the classification of our shares of common stock between temporary and permanent equity in connection with the guidance within “ASC 480: Distinguishing Liabilities from Equity” as it specifically relates to the impact of the PIPE Investment. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in our Annual Report had not yet been identified. Due to the events that led to our restatement of our financial statements in our Annual Report and inappropriate application of “ASC 480: Distinguishing Liabilities from Equity” for Company’s common stock as permanent, rather than temporary, equity in our financial statements in the Original Report, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as more fully described in Note 2 to the Notes to Financial Statements included in our Annual Report and a material weakness in internal controls related to the application of “ASC 480: Distinguishing Liabilities from Equity,” as more fully described in Note 2 of the Notes to Financial Statements included in this Quarterly Report.

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

Item 1A. Risk Factors

Other than as described below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2020 and March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the statement dated April 12, 2021 of the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Statement”), on April 29, 2021, after consultation with our Independent Accountants, management and the Audit Committee concluded that, in light of the SEC Statement, it was appropriate to restate (i) certain items on the Company’s previously issued audited balance sheet dated as of December 10, 2020, which was related to our initial public offering, and (ii) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from September 10, 2020 (inception) to December 31, 2020. As of the date of this Quarterly Report, after consultation with our Independent Accountants, management and the Audit Committee revised our position related to the classification of our shares of common stock between temporary and permanent equity in connection with the guidance within “ASC 480: Distinguishing Liabilities from Equity” as it specifically relates to the impact of the PIPE Investment and concluded that it was appropriate to restate the Company’s previously issued interim condensed financial statements as of and for the three months ended March 31, 2021. As part of such processes, we identified a material weaknesses in our internal controls over financial reporting.

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

We may face litigation and other risks and uncertainties as a result of the material weaknesses in our internal control over financial reporting and the restatement of our financial statements.

Following this issuance of the SEC Statement, on April 29, 2021, after consultation with our Independent Accountants, management and the Audit Committee concluded that it was appropriate to restate (i) certain items on the Company’s previously issued audited balance sheet dated as of December 10, 2020, which was related to our initial public offering, and (ii) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from September 10, 2020 (inception) to December 31, 2020. As of the date of this Quarterly Report, after consultation with our Independent Accountants, management and the Audit Committee revised our position related to the classification of our shares of common stock between temporary and permanent equity in connection with the guidance within “ASC 480: Distinguishing Liabilities from Equity” as it specifically relates to the impact of the PIPE Investment and concluded that it was appropriate to restate the Company’s previously issued interim condensed financial statements as of and for the three months ended March 31, 2021.

As a result of such material weaknesses, the restatement of previously issued financials of the Company, the change in accounting for the warrants and other matters raised or that may in the future be raised by the SEC, we face potential for litigation, inquiries from the SEC and other regulatory bodies, other disputes or proceedings which may include, among other things, monetary judgments, penalties or other sanctions, claims invoking the federal and state securities laws and contractual claims. As of the date of this Quarterly Report, we have no knowledge of any such litigation, inquires, disputes or proceedings. However, we can provide no assurance that such litigation, inquiries, disputes or proceedings will not arise in the future. Any such litigation, inquiries, disputes or proceedings, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete our initial business combination.

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

REVOLUTION ACCELERATION ACQUISITION CORP

Dated: June 10, 2021	/s/ John K. Delaney
	Name:	John K. Delaney
	Title:	Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)