Form 10-Q
period 2021-06-30
Berkshire Grey, Inc.
filed 2021-08-16
CIK 1824734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

BERKSHIRE GREY, INC.
(Exact name of registrant as specified in its charter)

Delaware	001-39768	85-2994421
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

140 South Road Bedford, MA		01730
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (833)
848-9900
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, par value of $0.0001 per share	BGRY	The NASDAQ Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	BGRYW	The NASDAQ Stock Market LLC
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
of the Exchange Act).    Yes  ☐    No
☒
As of August 13, 2021, there
were
 222,597,413
shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class C common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE
On July 21, 2021 (the “Closing Date”), subsequent to the fiscal quarter ended June 30, 2021, the fiscal quarter to which this Quarterly Report on Form
10-Q
(this “Report”) relates, the Company closed the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of February 23, 2021 (the “Merger Agreement”), by and among Revolution Acceleration Acquisition Corp (“RAAC”), Pickup Merger Corp, a Delaware corporation and a direct, wholly owned subsidiary of RAAC (“Merger Sub”), and Legacy Berkshire Grey, which provided for, among other things, the merger of Merger Sub with and into Legacy Berkshire Grey (the “Merger”), with Legacy Berkshire Grey being the surviving corporation of the Merger and having become a direct, wholly owned subsidiary of the Company as a consequence of the Merger (together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). In connection with the consummation of the Business Combination, RAAC changed its name to Berkshire Grey, Inc. and Legacy Berkshire Grey changed its name to Berkshire Grey Operating Company, Inc. Berkshire Grey Inc.’s Class A common stock and public warrants commenced trading on The Nasdaq Stock Market LLC under the ticker symbols “BGRY” and “BGRYW,” respectively, on July 22, 2021.
Unless stated otherwise, this report contains information about RAAC before the Business Combination. This Report covers a period prior to the closing of the Business Combination. As a result, references in this report to “we,” “us,” “our,” or the “Company” refer to the registrant prior to the closing of the Business Combination, unless the context requires otherwise.
Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

BERKSHIRE GREY, INC.
(successor to REVOLUTION ACCELERATION ACQUISITION CORP)
Form
10-Q

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BERKSHIRE GREY, INC.
(successor to REVOLUTION ACCELERATION ACQUISITION CORP)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$123,871	$780,292
Prepaid expenses	365,366	747,842

Total Current Assets	489,237	1,528,134
Cash and marketable securities held in Trust Account	287,538,614	287,491,254

TOTAL ASSETS	$288,027,851	$289,019,388

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$3,053,408	$106,477
Promissory note - related party	500,000	—

Total Current Liabilities	3,553,408	106,477
Warrant liability	29,603,334	22,862,501
Deferred underwriting fee payable	10,062,500	10,062,500

Total Liabilities	43,219,242	33,031,478

Commitments
Class A common stock subject to possible redemption 28,750,000 and 25,098,791 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	287,500,000	250,987,908
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; 0 and 3,651,209 issued and outstanding (excluding 28,750,000 and 25,098,791 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	—	365
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,833,333 shares issued and outstanding	383	383
Class C common stock, $0.0001 par value; 15,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	24,138	6,650,386
Accumulated deficit	(42,716,487)	(1,651,707)

Total Stockholders’ Equity (Deficit)	(42,691,391)	5,000,002

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$288,027,851	$289,019,388

The accompanying notes are an integral part of the condensed consolidated financial statements.

BERKSHIRE GREY, INC.
(successor to REVOLUTION ACCELERATION ACQUISITION CORP)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Formation and operating costs	$1,157,655	$4,485,844

Loss from operations	(1,157,655)	(4,485,844)
Other expense:
Change in fair value of derivative liabilities	(398,333)	(6,740,833)
Interest income - bank	2	16
Interest earned on marketable securities held in Trust Account	4,614	47,360
Unrealized loss on marketable securities held in Trust Account	(744)	—

Other expense, net	(394,461)	(6,693,457)

Loss before income taxes	(1,552,116)	(11,179,301)
Provision for income taxes	—	—

Net loss	$(1,552,116)	$(11,179,301)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	28,750,000	27,674,922

Basic and diluted net income per share, Class A common stock subject to redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	9,583,333	10,658,411

Basic and diluted net loss per share, Non-redeemable common stock	$(0.16)	$(1.05)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BERKSHIRE GREY, INC.
(successor to REVOLUTION ACCELERATION ACQUISITION CORP)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – December 31, 2020	3,651,209	$365	3,833,333	$383	5,750,000	$575	$6,650,386	$(1,651,707)	$5,000,002
Change in fair value of common stock subject to possible redemption	(3,651,209)	(365)	—	—	—	—	(6,626,248)	(29,885,479)	(36,512,092)
Net loss	—	—	—	—	—	—	—	(9,627,185)	(9,627,185)

Balance – March 31, 2021	—	$—	3,833,333	$383	5,750,000	$575	$24,138	$(41,164,371)	$(41,139,275)
Net loss	—	—	—	—	—	—	—	(1,552,116)	(1,552,116)

Balance – June 30, 2021	—	$—	3,833,333	$383	5,750,000	$575	$24,138	$(42,716,487)	$(42,691,391)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BERKSHIRE GREY, INC.
(successor to REVOLUTION ACCELERATION ACQUISITION CORP)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(11,179,301)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(47,360)
Change in fair value of derivative liabilities	6,740,833
Changes in operating assets and liabilities:
Prepaid expenses	382,476
Accounts payable and accrued expenses	2,946,931

Net cash used in operating activities	(1,156,421)

Cash Flows from Financing Activities:
Proceeds from promissory note—related party	500,000

Net cash provided by financing activities	500,000

Net Change in Cash and Cash Equivalents	(656,421)
Cash and Cash Equivalents – Beginning of period	780,292

Cash and Cash Equivalents – End of period	$123,871

Non-Cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$36,512,092

The accompanying notes are an integral part of the condensed consolidated financial statements.

BERKSHIRE GREY, INC.
(successor to REVOLUTION ACCELERATION ACQUISITION CORP)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Berkshire Grey, Inc., formally known as Revolution Acceleration Acquisition Corp (formerly known as Acceleration Acquisition Corporation) (the “Company”) is a blank check company incorporated in Delaware on September 10, 2020. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses.
Business Combination
On July 21, 2021, the Company closed the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of February 23, 2021 (the “Merger Agreement”), by and among RAAC, Pickup Merger Corp, a Delaware corporation and a direct, wholly owned subsidiary of RAAC (“Merger Sub”), and Legacy Berkshire Grey, which provided for, among other things, the merger of Merger Sub with and into Legacy Berkshire Grey (the “Merger”), with Legacy Berkshire Grey being the surviving corporation of the Merger and having become a direct, wholly owned subsidiary of the Company as a consequence of the Merger (together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). In connection with the consummation of the Business Combination, RAAC changed its name to Berkshire Grey, Inc. and Legacy Berkshire Grey changed its name to Berkshire Grey Operating Company, Inc.
Holders of 23,251,823 shares of RAAC’s Class A common stock (the “public shares”) properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from RAAC’s initial public offering, calculated as of two business days prior to the consummation of the business combination, which was approximately $10.00 per share, or $232,551,292 in the aggregate.
As a result of the Business Combination, each share of Legacy Berkshire Grey preferred stock was converted into Legacy Berkshire Grey common stock, and each share of Legacy Berkshire Grey common stock was converted into the right to receive approximately 5.87585 shares of the Company’s Class A Common Stock.
Pursuant to subscription agreements entered into in connection with the Merger Agreement (collectively, the “Subscription Agreements”), certain investors (the “PIPE Investors”) agreed to subscribe for an aggregate of 16,500,000 newly-issued shares of Class A Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $165,000,000 (the “PIPE Investment”). At the Closing, the Company consummated the PIPE Investment.
After giving effect to the Transactions and the consummation of the PIPE Investment there are currently 222,597,413 shares of the Company’s Class A Common Stock issued and outstanding.
The Company’s Class A Common Stock and warrants commenced trading on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “BGRY” and “BGRYW,” respectively, on July 22, 2021, subject to ongoing review of the Company’s satisfaction of all listing criteria following the Business Combination.
As noted above, an aggregate of $232,551,292 was paid from the Company’s trust account to holders that properly exercised their right to have public shares redeemed, and the remaining balance of approximately $54,989,588 was used to fund the Business Combination.
Business Prior to the Business Combination
Prior to the Business Combination, the Company had one subsidiary, Pickup Merger Corp, a direct, wholly-owned subsidiary of the Company incorporated in Delaware on February 19, 2021 (“Merger Sub”) (see Note 10).
All activity through June 30, 2021 related to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for an initial business combination and consummating the acquisition of Berkshire Grey, Inc.
The registration statement for the Company’s Initial Public Offering was declared effective on December 7, 2020. On December 10, 2020, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $
287,500,000
, which is described in Note 3.
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
of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company.
Liquidity
As of June 30, 2021, the Company had approximately $123,871 in its operating bank account and $287,538,614 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith.
Until the consummation of the Business Combination, the Company used the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. In addition, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans of up to $1,500,000 (See Note
Related Party Loans
for more information).
On July 21, 2021, the Company completed the Business Combination with RAAC pursuant to the Merger Agreement. Upon closing of the business combination transaction, the combined company was renamed Berkshire Grey, Inc. Closing occurred on July 21, 2021 (the “Closing Date”). The transaction was accounted for as a reverse recapitalization. The Company received gross proceeds of $220.0 million and incurred closing costs of $27.4 million. As of June 30, 2021, $1.8 million of deferred transaction costs were recorded, which consisted of legal, accounting, and other professional services directly related to the Merger. These costs were offset against proceeds upon accounting for the Closing.
Based on the foregoing, the Company had sufficient working capital and borrowing capacity from the Sponsor to meet its needs through the consummation of the Business Combination. Over this time period, the Company used these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

BERKSHIRE GREY, INC.
(successor to REVOLUTION ACCELERATION ACQUISITION CORP)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Amendment No. 1 to the Company’s Annual Report on Form
10-K/A
for the period ended December 31, 2020, as filed with the SEC on May 13, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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

BERKSHIRE GREY, INC.
(successor to REVOLUTION ACCELERATION ACQUISITION CORP)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Cash and Marketable Securities Held in Trust Account
At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds that invest in U.S. Treasury Bills.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

BERKSHIRE GREY, INC.
(successor to REVOLUTION ACCELERATION ACQUISITION CORP)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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
On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL”) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company’s financial position or statements of operations.
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
The Company’s statements of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income (loss) per share, basic and diluted, for stock subject to possible redemption is calculated by dividing the proportionate share of income (loss) on marketable securities held by the Trust Account by the weighted average number of stock subject to possible redemption outstanding since original issuance.
Net loss per share, basic and diluted, for
non-redeemable
common stock is calculated by dividing the net loss, adjusted for loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable
common stock outstanding for the period.
Non-redeemable
common stock includes Founder Shares, alignment sh
a
res and
non-redeemable
Class A common stock as these shares do not have any redemption features.
Non-redeemable
common stock participates in the loss on marketable securities based on non-redeemable
Class A common stock’s proportionate interest.
The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$4,614	$(47,360)
Unrealized loss on marketable securities held in Trust Account	(744)	—
Less: Company’s portion available to pay taxes	(3,870)	(47,360)

Net Income allocable to shares subject to redemption	$—	$—

Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	28,750,000	27,674,922

Basic and diluted net income per share	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(1,552,116)	$(11,179,301)

Non-Redeemable Net Loss	$(1,552,116)	$(11,179,301)

Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding	9,583,333	10,658,411

Basic and diluted net loss per share	$(0.16)	$(1.05)

BERKSHIRE GREY, INC.
(successor to REVOLUTION ACCELERATION ACQUISITION CORP)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

BERKSHIRE GREY, INC.
(successor to REVOLUTION ACCELERATION ACQUISITION CORP)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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

BERKSHIRE GREY, INC.
(successor to REVOLUTION ACCELERATION ACQUISITION CORP)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Administrative Support Agreement
The Company entered into an agreement, commencing on December 7, 2020, pursuant to which it will agree to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest basis as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans will be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to
 $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant. The warrants would be identical to the Private Placement
Warrants. The Company did not have an outstanding balance related to Working Capital Loans on June 30, 2021.
On April 12, 2021 the Company and RAAC Management LLC executed a Promissory Note (“Promissory Note”) which provided the Company with the option to withdraw up to $500,000 at an interest rate of 1.60% per annum. All unpaid principle was due in full upon completion of a Business Combination. On June 30, 2021 the Company had an outstanding Promissory Note balance of $500,000, which was paid in full plus accrued interest in connections with the consummation of the Business Combination on Closing Date.
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
In connection with the Closing, on July 21, 2021, the Company entered into an Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”) with RAAC Management LLC, a Delaware limited liability company (the “Sponsor”) and certain other investors party thereto (collectively, with each other person who has executed and delivered a joinder thereto, the “RRA Parties”), including certain former holders of Legacy Berkshire Grey securities (the “BG RRA Parties”), pursuant to which the RRA Parties will be entitled to registration rights in respect of certain shares of our Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) and certain other of our equity securities that are held by the RRA Parties from time to time. The A&R Registration Rights Agreement provides that we will, (i) within 30 calendar days after the consummation of the Business Combination, submit to or file with the SEC (at our sole cost and expense) a registration statement registering the resale of certain shares of the Class A Common Stock and certain other of our equity securities held by the RRA Parties (the “Resale Registration Statement”), and (ii) use our reasonable best efforts to have the Resale Registration Statement declared effective by the SEC as soon as practicable after the filing thereof, but no later than the earlier of (x) the 90th calendar day following the filing date if the SEC notifies us that it will “review” the Resale Registration Statement and (y) the 10th business day after the date we are notified by the SEC that the Resale Registration Statement will not be “reviewed” or will not be subject to further review.
The A&R Registration Rights Agreement grants each of the RRA Parties and their respective permitted transferees certain demand registration rights in connection with an underwritten shelf takedown offering, in each case subject to certain offering thresholds, issuer suspension periods and certain other conditions. In addition, the A&R Registration Rights Agreement grants the RRA Parties “piggyback” registration rights, subject to customary underwriter cutbacks, issuer suspension periods and certain other conditions.
These registration rights are subject to certain customary limitations, including the right of the underwriters to limit the number of securities to be included in an underwritten offering and our right to delay or withdraw a registration statement under certain circumstances. The A&R Registration Rights Agreement includes customary indemnification provisions. The Company will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the A&R Registration Rights Agreement, including the fees of legal counsel selected by the majority-in-interest
of RRA Parties initiating a demand registration right (not to exceed $75,000 without our consent). The A&R Registration Rights Agreement also provides for a lock-up
on registrable securities held by the BG RRA Parties so that such BG RRA Parties may not transfer such shares, except to certain permitted transferees, for 180 days following the Closing.

BERKSHIRE GREY, INC.
(successor to REVOLUTION ACCELERATION ACQUISITION CORP)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Underwriting Agreement
The underwriter is entitled to a deferred fee of $0.35 per Unit, or $10,062,500 in the aggregate. Of such amount, at the Company’s sole and absolute discretion, up to $0.175 per Unit, or up to $5,031,250, may be paid to third parties not participating in the Initial Public Offering that assist the Company in consummating its initial Business Combination.
The deferred fee was paid to the underwriter from the amounts held in the Trust Account at the Closing Date, subject to the terms of the underwriting agreement.
Sponsor Support Agreement
On February 23, 2021, in connection with and concurrently with the execution of the Merger Agreement, RAAC and Legacy Berkshire Grey entered into an amended and restated letter agreement (the “Sponsor Support Agreement”) with each of the Sponsor, RAAC’s officers and directors and holders of RAAC’s Class B common stock and Class C common stock, which amended and restated the prior letter agreement between such parties (other than Legacy Berkshire Grey), dated December 7, 2020. Pursuant to the Sponsor Support Agreement, among other things, the parties thereto agreed to (i) vote all of the shares of RAAC common stock beneficially owned or held by such parties in favor of the Business Combination and certain related matters, (ii) vote all of the shares of RAAC common stock beneficially owned or held by such parties against certain other actions, including (A) any action reasonably expected to impede or result in the breach of any provision of the Merger Agreement and (B) any business combination or change in capitalization other than with respect to the Business Combination, (iii) waive anti-dilution rights provided in the RAAC charter with respect to their founder shares and alignment shares and waive their right to convert working capital loans to RAAC into warrants and (iv) not redeem or tender any of their shares of RAAC common stock in connection with any such vote as described in clauses (i) or (ii) or in connection with any vote to amend the RAAC charter.
Berkshire Grey Stockholders Support Agreement
In connection with and concurrently with the execution of the Merger Agreement, RAAC entered into a support agreement with Legacy Berkshire Grey and certain stockholders of Legacy Berkshire Grey (the “Legacy Berkshire Grey Stockholders”), representing, in aggregate, 91.9% of the voting power of the outstanding Berkshire Grey capital stock, voting as a single class and on an as-converted
basis, as of February 23, 2021 (the “Legacy Berkshire Grey Stockholders Support Agreement”). Pursuant to the Legacy Berkshire Grey Stockholders Support Agreement, Legacy Berkshire Grey Stockholders agreed to, among other things and subject to certain conditions, vote to approve and adopt the Merger Agreement and all other ancillary agreements and transactions contemplated thereby.
Pursuant to the Legacy Berkshire Grey Stockholders Support Agreement, the requisite Legacy Berkshire Grey Stockholders also agreed to, among other things, terminate all affiliate agreements other than those set forth on the Legacy Berkshire Grey’s disclosure letter accompanying the Merger Agreement and to deliver a duly executed copy of the A&R Registration Rights Agreement at the Closing.
Indemnification Agreement
On July 21, 2021, we entered into indemnification agreements with each of our directors and executive officers. Each indemnification agreement provides for indemnification and advancements by the Company of certain expenses and costs relating to claims, suits or proceedings arising from his or her service to the Company or, at our request, service to other entities, as officers or directors to the maximum extent permitted by applicable law.

BERKSHIRE GREY, INC.
(successor to REVOLUTION ACCELERATION ACQUISITION CORP)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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
Subject to the terms and conditions of the Merger Agreement, the consideration to be paid in respect of each share of common stock, par value $0.001 per share, of Berkshire Grey (“Berkshire Grey Common Stock”) issued and outstanding immediately prior to the effective time of the Merger was a number of shares of newly-issued Class A common stock of the Company (with each share valued at $10.00), par value $0.0001 per share (“RAAC Class A Common Stock”), equal to (x) $2,250,000,000.00 divided by (y) the number of shares of Aggregate Fully Diluted Company Stock (as defined in the Merger Agreement). Immediately prior to the closing of the Business Combination (the “Closing”), all of the outstanding shares of each series of preferred stock of Berkshire Grey was converted into shares of Berkshire Grey Common Stock.
At the Closing, each outstanding option to acquire Berkshire Grey Common Stock and each award of restricted Berkshire Grey Common Stock was converted into the right to receive an option relating to shares of Class A Stock and an award of restricted shares of Class A Stock, as applicable, upon substantially the same terms and conditions, including with respect to vesting and termination-related provisions, as existed prior to the Closing, except that the number of shares underlying such option and the exercise price and the number of shares subject to restricted stock awards, in each case, shall be determined as set forth in the Merger Agreement.
The Merger Agreement contained customary representations, warranties and covenants by the parties thereto and the closing was subject to certain conditions as further described in the Merger Agreement.
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
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
 — The Company is authorized to issue up to 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2021 and December 31, 2020, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — On November 19, 2020, the Company amended its Certificate of Incorporation such that it is now authorized to issue up to 75,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021, there were 0 shares of Class A common stock issued and outstanding, excluding 28,750,000 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were 3,651,209 shares of Class A common stock issued and outstanding, excluding 25,098,791 shares of Class A common stock subject to possible redemption.
The Company determined the common stock subject to redemption to be equal to the redemption value of approximately $10.00 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the PIPE Investment and associated PIPE Subscription Agreements, it was concluded that the redemption value should include all the Public Shares resulting in the common stock subject to possible redemption being equal to $287,500,000. This resulted in a measurement adjustment to the initial carrying value of the common stock subject to redemption with the offset recorded to additional paid-in
capital and accumulated deficit.

BERKSHIRE GREY, INC.
(successor to REVOLUTION ACCELERATION ACQUISITION CORP)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Class
 B Common Stock
 — On November 19, 2020, the Company amended its Certificate of Incorporation such that it is now authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 3,833,333 shares of Class B common stock issued and outstanding.
Class
 C Common Stock
 — On November 19, 2020, the Company amended its Certificate of Incorporation such that it is now authorized to issue up to 15,000,000 shares of Class C, $0.0001 par value common stock. Holders of the Company’s Class C common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 5,750,000 shares of Class C common stock issued or outstanding.
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

BERKSHIRE GREY, INC.
(successor to REVOLUTION ACCELERATION ACQUISITION CORP)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Redemption of Warrants When the Price per share of Class
 A common stock Equals or Exceeds $18.00
 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•
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
Redemption of Warrants When the Price per share of Class
 A common stock Equals or Exceeds $10.00
 — Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of our Class A common stock;

•	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted); and

•
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
In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares and alignment shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $
18.00
and $
10.00
per share redemption trigger prices described above will be adjusted (to the nearest cent) to be equal to 180% and 100%, respectively, of the higher of the Market Value and the Newly Issued Price.

BERKSHIRE GREY, INC.
(successor to REVOLUTION ACCELERATION ACQUISITION CORP)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$287,538,614	$287,491,254
Liabilities:
Warrant Liability – Public Warrants	1	$19,166,666	$14,854,167
Warrant Liability – Private Placement Warrants	2	$10,436,667	$8,008,334
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.
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

BERKSHIRE GREY, INC.
(successor to REVOLUTION ACCELERATION ACQUISITION CORP)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at December 31, 2020:

Input	June 30, 2021	December 31, 2020
Risk-free interest rate	0.87%	0.36%
Trading days per year		252
Expected volatility	27.50%	29.0%
Expected Term (in years)	5	5
Exercise price	$11.50	$11.50
Stock Price	$9.97	$10.41
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$8,008,334	$14,854,166	$22,862,500
Change in valuation inputs or other assumptions	2,428,333	4,312,500	6,740,833

Fair value as of June 30, 2021	$10,436,667	$19,166,666	$29,603,333

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.
On July 21, 2021, the Company and Berkshire Grey, Inc. consummated the closing of the transactions contemplated by Merger Agreements. (see Note 6).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form
10-Q
(the “Quarterly Report”) covers a period prior to the closing of the Business Combination (defined below). As a result, references in this Quarterly Report to “we,” “us” or the “Company” refer to Revolution Acceleration Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to RAAC Management LLC.
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Capitalized terms used but not otherwise defined herein have the meaning set forth in the financial statements and Explanatory Note. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding our financial position, business strategy and the plans and objectives of management for future operations, including with respect to the Business Combination . These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. The following is a summary of the principal risk factors that make investing in our securities risky and may materially adversely affect our business, financial condition, results of operations and cash flows. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in Item 1A. “Risk Factors” of Amendment No. 1 to our Annual Report on Form
10-K/A
for the fiscal year ended December 31, 2020 (our “Annual Report”) that we filed with the Securities and Exchange Commission (the “SEC”) and our other filings with the SEC, including in our prospectus/proxy statement relating to the Business Combination. The Company’s filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. These risk factors and uncertainties include, but are not limited to:

•	the expected benefits from the Business Combination;

•	Berkshire Grey’s plans to develop and commercialize its product candidates;

•	Berkshire Grey’s ability to continue to develop new innovations to meet constantly evolving customer demands;

•	Berkshire Grey’s expectations regarding the impact of the ongoing COVID-19 pandemic on its business, industry, and the economy;

•	Berkshire Grey’s estimates regarding future expenses, revenue, earnings, margin, capital requirements, and needs for additional financing after the Business Combination;

•	Berkshire Grey’s expectations regarding the growth of its business, including the potential size of the total addressable market;

•	Berkshire Grey’s ability to maintain and establish collaborations or obtain additional funding;

•
Berkshire Grey’s ability, subsequent to the consummation of the PIPE Investment and the Business Combination, to obtain funding for its future operations and working capital requirements and expectations regarding the sufficiency of its capital resources;

•	the implementation of Berkshire Grey’s business model and strategic plans for its business following the Business Combination;

•	Berkshire Grey’s intellectual property position and the duration of its patent rights;

•	developments or disputes concerning Berkshire Grey’s intellectual property or other proprietary rights;

•	Berkshire Grey’s ability to compete in the markets it serves;

•	Berkshire Grey’s expectations regarding its entry into new markets;

•
competition in Berkshire Grey’s industry, advantages of Berkshire Grey’s solutions and technology over competing products and technology existing in the market and competitive factors including with respect to technological capabilities, cost, and scalability;

•	The impact of government laws and regulations and liabilities thereunder;

•	Berkshire Grey’s need to hire additional personnel and our ability to attract and retain such personnel;

•	Berkshire Grey’s ability to raise financing in the future;

•	the anticipated use of New Berkshire Grey’s cash and cash equivalents; and

•
the other risks and uncertainties discussed in “Item 1A. Risk Factors” in our Annual Report and our other filings with the SEC, including in our prospectus/proxy statement relating to the Business Combination.

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
Overview
As of June 30, 2021 we were a blank check company formed under the laws of the State of Delaware on September 10, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses.
On July 21, 2021 (the “Closing Date”), we consummated our previously announced Business Combination pursuant to the terms of the Merger Agreement by and among RAAC, Merger Sub, and Berkshire Grey, Inc. (
Business Combination
below for more information). Pursuant to the Merger Agreement, RAAC amended and restated its second amended and restated certificate of incorporation and its bylaws such that RAAC changed its name to “Berkshire Grey, Inc.”.
Business Combination
On February 23, 2021, RAAC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pickup Merger Corp, a Delaware corporation and a wholly owned subsidiary of the RAAC (“Merger Sub”), and Berkshire Grey, relating to a proposed business combination transaction between RAAC and Berkshire Grey.
Subsequent to June 30, 2021, on July 21, 2021, pursuant to the Merger Agreement, Merger Sub merged with and into Berkshire Grey, with Berkshire Grey being the surviving corporation of the merger and a direct, wholly owned subsidiary of RAAC. Pursuant to the Merger Agreement, RAAC amended and restated its second amended and restated certificate of incorporation and its bylaws such that RAAC changed its name to “Berkshire Grey, Inc.”
Subject to the terms and conditions of the Merger Agreement, the consideration paid in respect of each share of Berkshire Grey Common Stock issued and outstanding immediately prior to the effective time of the Merger was a number of shares of our newly-issued Class A Stock, equal to (x) $2,250,000,000 divided by (y) the number of shares of Aggregate Fully Diluted Company Stock (as defined in the Merger Agreement). Immediately prior to the Closing, all of the outstanding shares of each series of Berkshire Grey Preferred Stock (as defined in the Merger Agreement) were converted into shares of Berkshire Grey Common Stock.
At the Closing, each outstanding option to acquire Berkshire Grey Common Stock and each award of restricted Berkshire Grey Common Stock was converted into the right to receive an option relating to shares of Class A Stock and an award of restricted shares of Class A Stock, as applicable, upon substantially the same terms and conditions, including with respect to vesting and termination-related provisions, as existed prior to the Closing, except that the number of shares underlying such option and the exercise price and the number of shares subject to restricted stock awards, in each case, was determined as set forth in the Merger Agreement.
The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the closing was subject to certain conditions as further described in the Merger Agreement.
Additional information regarding Berkshire Grey and the business combination is available in our prospectus/proxy statement relating to the Business Combination, as well as in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2021.

Results of Operations
We neither engaged in any operations nor generated any revenues through June 30, 2021. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, identifying a target for our business combination and activities in connection with the acquisition of Berkshire Grey. We generated non-operating
income in the form of interest income on marketable securities that were held in the Trust Account. We also incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had a net loss of $1,722,377, which consisted primarily of formation and operating costs of $1,157,655, change in fair value of warrant liability of $568,594, and an unrealized loss on marketable securities of $744, offset by interest income in bank of $2 and an interest earned on marketable securities of $4,614.
For the six months ended June 30, 2021, we had a net loss of $11,349,562, which consisted primarily of formation and operating costs of $4,485,844, change in fair value of warrant liability of $6,911,094, offset by interest income in bank of $16 and an interest earned on marketable securities of $47,360.
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
For the six months ended June 30, 2021, cash used in operating activities was $1,326,682. Net loss of $11,349,562 was affected by change in fair value of warrant liability of $6,740,833 and interest earned on marketable securities held in the Trust Account of $47,360. Changes in operating assets and liabilities provided $3,329,407 of cash for operating activities.
As of June 30, 2021, we had cash and marketable securities held in the Trust Account of $287,538,614.
On July 21, 2021, the Company completed the Business Combination with RAAC pursuant to the Merger Agreement. Upon closing of the business combination transaction, the combined company was renamed Berkshire Grey, Inc. Closing occurred on July 21, 2021 (the “Closing Date”). The transaction was accounted for as a reverse recapitalization. The Company received gross proceeds of $220.0 million and incurred closing costs of $27.4 million. As of June 30, 2021, $1.8 million of deferred transaction costs were recorded, which consisted of legal, accounting, and other professional services directly related to the Merger. These costs were offset against proceeds upon accounting for the Closing.
Based on the foregoing, the Company had sufficient working capital and borrowing capacity from the Sponsor to meet its needs through the consummation of the Business Combination. Over this time period, the Company used these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
As of June 30, 2021 we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, administrative and support services. We began incurring these fees on December 7, 2020 and continued to incur these fees monthly until the completion of the business combination.
The underwriter is entitled to a deferred fee of $0.35 per Unit, or approximately $10,062,500 in the aggregate. The deferred fee was paid to the underwriter from the amounts held in the Trust Account upon completion of the Business Combination.
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
under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants and Private Placement Warrants as of each relevant date.

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
The Company’s statements of operations includes a presentation of loss per share for common stock subject to possible redemption in a manner similar to the two-class
method of loss per share. Net loss per share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of loss on marketable securities held by the Trust Account by the weighted average number of shares of common stock subject to possible redemption outstanding since original issuance.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Following the consummation of our Initial Public Offering and through June 30, 2021, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “
Changes in Internal Control Over Financial Reporting
.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Restatement of Previously Issued Financial Statements
On April 29, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued audited balance sheet dated as of December 10, 2020 and previously issued audited financial statements as of December 31, 2020 and for the period from September 10, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. As of the date of this Quarterly Report, we also revised our position related to the classification of our shares of common stock between temporary and permanent equity in connection with the guidance within “ASC 480: Distinguishing Liabilities from Equity” as it specifically relates to the impact of the PIPE Investment. However, the non-cash
adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows
Changes in Internal Control Over Financial Reporting
Due to the events that led to our restatement of our financial statements in our Annual Report and inappropriate application of “ASC 480: Distinguishing Liabilities from Equity” for Company’s common stock as permanent, rather than temporary, equity in our financial statements in the Original Report, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as more fully described in Note 2 to the Notes to Financial Statements included in our Annual Report and a material weakness in internal controls related to the application of “ASC 480: Distinguishing Liabilities from Equity,” as more fully described in Note 2 of the Notes to Financial Statements included in the March 31, 2021 Amended Quarterly Report.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.
Item 1A. Risk Factors
Except to the extent previously updated in our periodic or current reports (including, without limitation, our Quarterly Report on Form 10-Q for the three months ended March 31, 2021) or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form
10-Q
relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors, of Amendment No. 1 to our Annual Report on Form
10-K/A
for the fiscal year ended December 31, 2020.
[We have identified material weaknesses in our internal control over financial reporting as of December 31, 2020 and March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
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
As a result of such material weaknesses, the restatement of previously issued financials of the Company, the change in accounting for the warrants and other matters raised or that may in the future be raised by the SEC, we face potential for litigation, inquiries from the SEC and other regulatory bodies, other disputes or proceedings which may include, among other things, monetary judgments, penalties or other sanctions, claims invoking the federal and state securities laws and contractual claims. As of the date of this Quarterly Report, we have no knowledge of any such litigation, inquires, disputes or proceedings. However, we can provide no assurance that such litigation, inquiries, disputes or proceedings will not arise in the future. Any such litigation, inquiries, disputes or proceedings, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete our initial business combination.]
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
As of June 30, 2021, $123,871 was held outside the Trust Account and will be used to fund the Company’s operating expenses.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase*

101.LAB	Inline XBRL Taxonomy Label Linkbase*

101.PRE	Inline XBRL Definition Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berkshire Grey, Inc.

Dated: August 16, 2021	/s/ Thomas Wagner
	Name:	Thomas Wagner
	Title:	Chief Executive Officer

Dated: August 16, 2021	/s/ Mark Fidler
	Name:	Mark Fidler
	Title:	Chief Financial Officer