Form 10-Q
period 2021-09-30
Berkshire Grey, Inc.
filed 2021-11-12
CIK 1824734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-39768

Berkshire Grey, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-2994421
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
140 South Road Bedford, MA	01730
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 848-9900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	BGRY	The NASDAQ Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	BGRYW	The NASDAQ Stock Market LLC

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

As of November 11, 2021, the registrant had 223,934,574 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class C common stock, par value $0.0001 per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BERKSHIRE GREY, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except for share data)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$203,135	$93,857
Accounts receivable	7,778	16,752
Inventories, net	3,461	758
Deferred fulfillment costs (see Note 8 for related party transactions)	9,589	3,461
Prepaid expenses	6,831	804
Other current assets	2,418	132
Total current assets	233,212	115,764
Property and equipment, net	10,327	9,403
Restricted cash	1,121	1,121
Other non-current assets	24	101
Total assets	$244,684	$126,389
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY/DEFICIT
Current liabilities:
Accounts payable	$4,677	$1,681
Accrued expenses	17,922	7,771
Contract liabilities (see Note 8 for related party transactions)	14,125	22,331
Other current liabilities	153	182
Total current liabilities	36,877	31,965
Share-based compensation liability	19,225	3,047
Warrant Liabilities	17,848	—
Other non-current liabilities	1,976	2,057
Total liabilities	$75,926	$37,069
Commitments and contingencies (Note 15)
Mezzanine equity:
Redeemable convertible preferred stock – $0.0001 par value; nil shares authorized, issued, and outstanding as of September 30, 2021; and 188,353,093 shares authorized, 165,744,062 shares issued and outstanding as of December 31, 2020; aggregate liquidation preference of $239,447 as of December 31, 2020 (Note 9)	—	223,442
Stockholders’ equity (deficit):
Common stock – Class A shares, $0.0001 par value; 385,000,000 and 261,657,617 shares authorized, 222,597,413 and 28,292,106 shares issued, and 222,597,413 and 21,288,845 outstanding as of September 30, 2021 and December 31, 2020, respectively; Class C shares, par value $0.0001, 5,750,000 and nil shares issued and outstanding as of September 30, 2021 and December 30, 2020, respectively	23	3
Additional paid-in capital	437,379	17,578
Accumulated deficit	(268,639)	(151,704)
Accumulated other comprehensive (loss) income	(5)	1
Total stockholders’ equity (deficit)	168,758	(134,122)
Total liabilities, mezzanine equity, and stockholders’ equity (deficit)	$244,684	$126,389

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BERKSHIRE GREY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except for share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue (see Note 8 for related party transactions)	$18,794	$2,210	$27,262	$31,238
Cost of revenue (see Note 8 for related party transactions)	21,543	2,321	31,481	29,713
Gross (loss) profit	(2,749)	(111)	(4,219)	1,525
Operating expenses:
General and administrative expense	19,286	2,971	28,138	9,693
Sales and marketing expense	7,174	2,906	45,197	6,244
Research and development expense	17,745	8,146	45,797	25,347
Total operating expenses	44,205	14,023	119,132	41,284
Loss from operations	(46,954)	(14,134)	(123,351)	(39,759)
Other income (expense):
Interest income, net	9	3	23	276
Change in fair value of warrant liabilities	6,490	—	6,490	3,926
Other (expense), net	(17)	(4)	(57)	(1)
Net loss before income taxes	(40,472)	(14,135)	(116,895)	(35,558)
Income tax	28	—	40	2
Net loss	$(40,500)	$(14,135)	$(116,935)	$(35,560)
Other comprehensive loss:
Net foreign currency translation adjustments	—	—	(5)	—
Total comprehensive loss	$(40,500)	$(14,135)	$(116,940)	$(35,560)
Net loss per common share (Class A and C) – basic and diluted	$(0.22)	$(0.68)	$(1.52)	$(1.71)
Weighted average shares outstanding – basic and diluted	183,838,219	20,882,502	76,685,048	20,782,379

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BERKSHIRE GREY, INC.

Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Mezzanine equity		Common stock				Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	Class A Shares	Amount	Class C Shares	Amount	capital	deficit	income (loss)	equity/deficit
Balance – December 31, 2020	28,207,674	$223,442	3,623,109	$3	—	$—	$17,578	$(151,704)	$1	$(134,122)
Retroactive application of recapitalization due to Merger (See note 3)
Mezzanine Equity	137,536,388	—	—	—	—	—	—	—	—	—
Common Stock	—	—	17,665,736	1	—	—	—	—	—	1
Balance - December 31, 2020, after affect of Merger	165,744,062	223,442	21,288,845	4		—	17,578	(151,704)	1	(134,121)
Proceeds from exercise of stock options	—	—	1,347,220	—	—	—	278	—	—	278
Stock-based compensation	—	—	—	—	—	—	1,165	—	—	1,165
Other comprehensive loss	—	—	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	—	—	(44,681)	—	(44,681)
Balance – March 31, 2021	165,744,062	223,442	22,636,065	4	—	—	19,021	(196,385)	(5)	(177,365)
Proceeds from exercise of stock options	—	—	253,149	—	—	—	217	—	—	217
Reclassification of restricted stock to equity	—	—	—	—	—	—	8,836	—	—	8,836
Stock-based compensation	—	—	—	—	—	—	1,163	—	—	1,163
Net loss	—	—	—	—	—	—	—	(31,754)	—	(31,754)
Balance – June 30, 2021	165,744,062	223,442	22,889,214	4	—	—	29,237	(228,139)	(5)	(198,903)
Issuance of Common Shares Upon Merger (See note 3)	—	—	15,312,113	2	5,750,000	—	2,766	—	—	2,768
Issuance of PIPE Shares	—	—	16,500,000	1	—	—	164,999	—	—	165,000
Mezzanine Equity Conversion	(165,744,062)	(223,442)	165,744,062	16	—	—	223,426	—	—	223,442
Proceeds from exercise of stock options	—	—	2,152,024	—	—	—	866	—	—	866
Reclassification of restricted stock to equity	—	—	—	—	—	—	1,829	—	—	1,829
Stock-based compensation	—	—	—	—	—	—	14,256	—	—	14,256
Net loss	—	—	—	—	—	—	—	(40,500)	—	(40,500)
Balance – September 30, 2021	—	$—	222,597,413	$23	5,750,000	$—	$437,379	$(268,639)	$(5)	$168,758

Balance – December 31, 2019	28,207,674	$223,442	3,521,477	$3	—	$—	$14,028	$(94,061)	$—	$(80,030)
Retroactive application of recapitalization due to Merger (See note 3)
Mezzanine Equity	137,536,388	—	—	—	—	—	—	—	—	—
Common Stock			17,170,194	1	—	—		—	—	1
Balance - December 31, 2019, after affect of Merger	165,744,062	223,442	20,691,671	4	—	—	14,028	(94,061)	—	(80,029)
Proceeds from exercise of stock options	—	—	51,631	—	—	—	16	—	—	16
Stock-based compensation	—	—	—	—	—	—	461	—	—	461
Net loss	—	—	—	—	—	—	—	(11,742)	—	(11,742)
Balance – March 31, 2020	165,744,062	$223,442	20,743,302	$4	—	$—	$14,505	$(105,803)	$—	$(91,294)
Proceeds from exercise of stock options	—	—	42,794	—	—	—	16	—	—	16
Stock-based compensation	—	—	—	—	—	—	361	—	—	361
Net loss	—	—	—	—	—	—	—	(9,683)	—	(9,683)
Balance – June 30, 2020	165,744,062	$223,442	20,786,096	$4	—	$—	$14,882	$(115,486)	$—	$(100,600)
Proceeds from exercise of stock options	—	—	281,465	—	—	—	102	—	—	102
Stock-based compensation	—	—	—	—	—	—	663	—	—	663
Net loss	—	—	—	—	—	—	—	(14,135)	—	(14,135)
Balance – September 30, 2020	165,744,062	$223,442	21,067,561	$4	—	$—	$15,647	$(129,621)	$—	$(113,970)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BERKSHIRE GREY, INC.

Consolidated Statements of Cash Flow

(Unaudited)

(in thousands, except for share data)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(116,935)	$(35,560)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,972	537
Loss on disposal of fixed assets	18	—
Gain on change in fair value of warrants	(6,490)	(3,926)
Gain on foreign currency transactions	58	6
Stock-based compensation	43,427	2,217
Change in operating assets and liabilities
Accounts receivable	8,974	(1,447)
Inventories	(2,703)	(294)
Deferred fulfillment costs	(6,128)	17,379
Prepaid expenses and other assets	(8,236)	(573)
Accounts payable	2,849	(813)
Accrued expenses	10,138	(1,576)
Contract liabilities	(8,206)	(25,749)
Other liabilities	(110)	1,890
Net cash used in operating activities	(81,372)	(47,909)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,754)	(5,198)
Net cash used in investing activities	(2,754)	(5,198)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,361	134
Proceeds from issuance of common stock upon Merger, net of issuance costs paid	192,102	—
Net cash provided by financing activities	193,463	134
Effect of exchange rate on cash	(59)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	109,278	(52,973)
Cash, cash equivalents, and restricted cash at beginning of period	94,978	159,448
Cash, cash equivalents, and restricted cash at end of period	$204,256	$106,475
NON-CASH INVESTING AND FINANCING ACTIVITIES
Assumption of merger warrants liability	24,338	—
Conversion of redeemable convertible preferred stock to common stock	(223,442)	—
Purchase of property and equipment included in accounts payable and accrued expenses	160	1,323
RECONCILIATION OF CASH AND RESTRICTED CASH WITHIN THE CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE CONSOLIDATED STATEMENTS OF CASH FLOWS ABOVE
Cash (inclusive of money market funds and cash equivalents of $202,005 and $105,205 at September 30, 2021 and 2020, respectively)	203,135	105,354
Restricted cash	1,121	1,121
Total cash, cash equivalents, and restricted cash	204,256	106,475

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BERKSHIRE GREY, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Berkshire Grey, Inc. (“Berkshire Grey,” “we,” “us,” “our,” or the “Company”) is an Intelligent Enterprise Robotics (“IER”) company pioneering and delivering transformative AI-enabled robotic solutions that automate filling ecommerce orders for consumers and businesses, filling orders to resupply retail and grocery stores, and handling packages shipped to fill those orders. The Company was incorporated in 2013 and is based in Bedford, MA. The Company has approximately 400 employees. The Company's IER capabilities are grounded in patented and proprietary technologies for robotic picking (each picking or unit handling), robotic movement and mobility (movement and storage of orders and goods), and system orchestration (which enables various intelligent subsystems to work together so that the right work is being done at the right time to meet our customer’s needs).

On July, 21, 2021, (the “Closing Date”) the Company consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated February 23, 2021, by and among Berkshire Grey Operating Company, Inc. (f/k/a Berkshire Grey, Inc.) (“Legacy Berkshire Grey"), the Company, (f/k/a Revolution Acceleration Acquisition Corp. (“RAAC”)), and Pickup Merger Corp, a Delaware corporation and a direct, wholly owned subsidiary of RAAC (“Merger Sub”). On the Closing Date, pursuant to the terms of the Merger Agreement, a business combination (the "Business Combination") between RAAC and Legacy Berkshire Grey was affected through the merger of Merger Sub with and into Legacy Berkshire Grey, with Legacy Berkshire Grey surviving the merger as a wholly owned subsidiary of RAAC (the "Merger"). RAAC amended and restated its second amended and restated certificate of incorporation and its bylaws such that RAAC changed its name to “Berkshire Grey, Inc.”. Unless the context otherwise requires, references to “Legacy Berkshire Grey” refer to Berkshire Grey, Inc. (currently known as Berkshire Grey Operating Company, Inc.), a Delaware corporation, prior to the effective time of the Merger Agreement.

The transaction is accounted for as a reverse recapitalization with Legacy Berkshire Grey, Inc. being the accounting acquirer and RAAC as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represent the accounts of Legacy Berkshire Grey and its wholly owned subsidiaries. The shares and net loss per common share prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Merger (each outstanding share of Legacy Berkshire Grey, Inc. Class A common stock and Legacy Berkshire Grey preferred stock was exchanged for 5.87585 shares (the “Exchange Ratio”) of the Company’s Class A common stock).

Prior to the Merger, RAAC’s units, public shares, and public warrants were listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbols “RAACU,” “RAAC,” and “RAACW,” respectively. On July 22, 2021, the Company's Class A common stock and public warrants began trading on the Nasdaq, under the symbols “BGRY” and “BGRYW,” respectively. See Note 3, "Merger" for further details.

Basis of Presentation

The unaudited condensed consolidated financial statements reflect the financial position, results of operations, and cash flows of Berkshire Grey, Inc. The accompanying unaudited condensed consolidated financial statements include those of Berkshire Grey and its subsidiaries, after elimination of all intercompany balances and transactions. The Company prepared the accompanying unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The information included in these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Registration Statement filed by Revolution Acceleration Acquisition Corp. on Form S-4 for the fiscal years ended December 31, 2020 and 2019. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position, results of operations and cash flows for the periods and dates presented. Interim results are not necessarily indicative of results for the full fiscal year or any future periods.

For the Company’s subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at period-end foreign exchange rates. Revenues and expenses are translated into U.S. dollars at the average foreign exchange rates for the period. Translation adjustments are excluded from the determination of net income and are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity (deficit).

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION (cont.)

Liquidity

The Company incurred net losses and negative cash flows from operations since inception and relied upon financing activities to fund operations. The Company has raised approximately $227.3 million, net of issuance costs, from the issuance of preferred stock and warrants, as described in Note 9, "Convertible Preferred Stock". The Company also received net proceeds from the Merger of approximately $192.1 million, as described in Note 3, "Merger". Management believes the capital raised, in combination with the Merger proceeds, will be sufficient to fund its current operations, projected working capital requirements, and capital spending for a period beyond the next 12 months.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and judgments include, but are not limited to, revenue recognition (including performance obligations, variable consideration and other obligations such as product returns), realizability of deferred fulfillment costs, inventory, warranty cost, accounting for stock-based compensation (including performance-based assessments), and accounting for income taxes and related valuation allowances. Actual results may differ from estimates.

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents consist of money market funds. Restricted cash represents cash on deposit with a financial institution as collateral for the Company’s corporate credit cards and an irrevocable standby letter of credit as security for the Company’s obligations under the lease for its headquarters in Massachusetts. The Company has included restricted cash as a non-current asset as of the nine months ended September 30, 2021 and 2020.

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable and cash and cash equivalents.

Sales of the Company’s products are concentrated among specific customers. At September 30, 2021, and December 31, 2020, seven and three customers accounted for 100% of the Company’s accounts receivable balance, respectively. For the three and nine months ended September 30, 2021, the Company generated 100% of revenues from six customers. For the three and nine months ended September 30, 2020, the Company generated approximately 100% of revenues from two and three customers, respectively. The Company believes that credit risks associated with these contracts are not significant due to the customers’ financial strength.

The Company places cash and cash equivalents with high-quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the consolidated balance sheets exceeds federally insured limits.

2. SIGNIFICANT ACCOUNTING POLICIES (cont.)

Warrant Liabilities

The Company classifies Private Placement Warrants and Public Warrants (both defined and discussed in Note 16, “Common Stock and Warrants” as liabilities. At the end of each reporting period, changes in fair value during the period are recognized as change in fair value of warrants liabilities within other (expense) income, net within the consolidated statements of operations and comprehensive loss. The Company will continue to adjust the warrant liability for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital.

Net Loss Per Common Share

As a result of the Merger, the Company has retroactively restated the weighted average shares outstanding prior to July 21, 2021, to give effect to the Exchange Ratio.

Basic earnings per share is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares of Class A common stock and Class C common stock outstanding (denominator) during the period. Diluted income per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method and warrants using the if-converted method. Diluted earnings per share excludes all dilutive potential shares if their effect is antidilutive. See Note 13, “Net Loss Per Share Attributable to Common Shareholders” for further details.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842). This guidance requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. This guidance is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods beginning after December 15, 2022, and early adoption is permitted. This standard can be applied at the beginning of the earliest period presented using the modified retrospective approach, which includes certain practical expedients that an entity may elect to apply, including an election to use certain transition relief. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements, which make improvements to ASC 842 and allow entities to not restate comparative periods in transition to ASC 842 and instead report the comparative periods under ASC 840. The Company is currently assessing the impact that adoption of this ASU will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments. This may result in the earlier recognition of allowances for losses. The guidance is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes — Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles as well as clarifying and amending existing guidance to improve consistent application. The amendments to this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The Company is currently assessing the impact that adoption of this ASU will have on its consolidated financial statements.

3. MERGER

On Closing Date, Berkshire Grey, Inc. received gross proceeds of $220.0 million, which included $55.0 million in proceeds from issuance of common stock upon the Merger and $165.0 million in proceeds from the PIPE Investment (as defined below). As of July, 22, 2021, the Company recorded $26.9 million of transaction costs, which consisted of legal, accounting, and other professional services directly related to the Merger. These costs were included in additional paid-in capital on the Company’s condensed consolidated balance sheet. These deferred offering costs are offset against proceeds upon accounting for the consummation of the Merger. On Closing Date each share of Legacy Berkshire Grey preferred stock, par value $0.001 per share, and each share of Legacy Berkshire Grey common stock, par value $0.001 per share, was converted into the right to receive 5.87585 shares of the Company's Class A common stock, par value $0.0001 per share.

Subject to the terms and conditions of the Merger Agreement, the consideration paid in respect of each share of Legacy Berkshire Grey preferred and common stock issued and outstanding (other than (i) any such shares held in the treasury of the Company and (ii) any shares held by stockholders of the Company who had perfected and not withdrawn a demand for appraisal rights) immediately prior to the effective time of the Merger was the number of shares of newly issued Class A common stock of RAAC (with each share valued at $10.00), par value $0.0001 per share (“Class A Stock”), equal to (x) $2.25 billion divided by (y) the number of shares of Aggregate Fully Diluted Company Stock (as defined in the Merger Agreement).

At the Closing, all equity awards of Legacy Berkshire Grey were assumed by the Company and converted into comparable equity awards that are settled or exercisable for shares of the Company’s Class A common stock. As a result, each outstanding stock option was converted into an option to purchase shares of the Company’s Class A common stock based on an exchange ratio of 5.87585.

Each public and private warrant of RAAC that was unexercised at the time of the Merger was assumed by the Company and represents the right to purchase one share of the Company’s Class A common stock upon exercise of such warrant.

Legacy Berkshire Grey was determined to be the accounting acquirer because Legacy Berkshire Grey shareholders prior to the Merger had the greatest voting interest in the combined entity, Legacy Berkshire Grey shareholders appointed the initial directors of the Company's board upon the closing of the Merger and control future appointments, Legacy Berkshire Grey comprises all of the Company's ongoing operations, and Legacy Berkshire Grey's senior management directs operations of the combined entity. Accordingly, all historical financial information presented in these unaudited condensed consolidated financial statements represents the accounts of Legacy Berkshire Grey.

Subscription Agreements

Concurrent with the execution of the Merger Agreement, RAAC entered into subscription agreements with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors committed to purchase an aggregate amount of $165.0 million in shares of Class A Stock at a purchase price of $10.00 per share (the “PIPE Investment”). The PIPE Investment was consummated concurrent with the closing of the Merger.

4. INVENTORIES, net

Inventories consist of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Work in progress	$41	$3
Finished goods	3,420	755
Inventory, net	$3,461	$758

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Leasehold improvements	$6,512	$5,907
Machinery and equipment	38	15
Furniture and fixtures	951	714
Research and development equipment	4,674	2,794
Computer hardware and software	1,663	1,219
Construction in progress	64	437
Subtotal	13,902	11,086
Less: Accumulated depreciation	(3,575)	(1,683)
Property and equipment, net	$10,327	$9,403

Depreciation expense for the three and nine months ended September 30, 2021, was approximately $0.8 million and $2.0 million, respectively. Depreciation expense for the three and nine months ended September 30, 2020, was approximately $0.3 million and $0.5 million, respectively.

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Accrued compensation	$6,069	$5,424
Accrued sales taxes payable	639	879
Accrued professional services	1,718	754
Accrued materials	7,704	401
Accrued other	1,514	272
Accrued warranty	278	41
Accrued expenses	$17,922	$7,771

Accrued Warranty

The Company provides a limited warranty generally for one year. Estimated warranty obligations are recorded as an expense upon customer acceptance of related products. Factors that affect the estimated warranty liability include number of products accepted, historical and anticipated rates of warranty claims, cost per claim, and vendor-supported warranty programs. The Company periodically assesses the adequacy of our recorded warranty liabilities and adjusts the amounts as necessary. The amount of liability recorded is equal to the estimated costs to repair or otherwise satisfy claims made by customers.

Changes in our product warranty consist of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Beginning balance	$41	$317
Accrual (reversal) for warranty expense	276	(136)
Warranty costs incurred during period	(39)	(140)
Ending balance	$278	$41

7. REVENUE

The Company primarily derives its revenue from selling robotic fulfillment and material handling systems, which consist of a network of automated machinery installed at the customer location and configured to meet specified performance requirements, such as accuracy, throughput, and up-time. Revenue is recognized when control of the promised products is transferred to the customer, or when services are satisfied under the contract, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price). Revenue is recognized only to the extent that it is probable that a significant reversal of revenue will not occur. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue.

The Company’s contracts typically have multiple performance obligations that may include system delivery, installation, testing, and training. Judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. The Company also provides assurance-based warranties that are not considered a distinct performance obligation. The Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company uses a cost-plus margin approach to determine the stand-alone selling price for separate performance obligations.

Each customer contract is evaluated individually to determine the appropriate pattern of revenue recognition. Contracts that are recognized over time meet the criteria that the Company is creating or enhancing an asset that the customer controls. The system is delivered to the customer and control is transferred, after which point the Company performs installation and implementation services to fully integrate the system at the customer’s location. As such, revenue recognition begins upon delivery, continues throughout the installation and implementation period, and concludes upon customer acceptance. Revenue from customer contracts is generally expected to be recognized over a period of three to six months. There historically have been, and potentially will be in the future, customer contracts that contain obligations and timelines that result in revenue being recognized over extended periods, which may include periods greater than 12 months. The Company typically uses total estimated labor hours as the input to measure progress as labor hours represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Installation and training services are evaluated together with the delivery of robotic fulfillment or material handling systems as a singular performance obligation.

The Company determined that the revenue of one of its robotic fulfillment system contracts should be recognized at a point in time as the contract did not meet any of the three criteria to recognize revenue over time as defined in ASC 606-10-25-27 due to the terms within the contract. Obligations under this contract were fulfilled in March 2020 and the Company determined no similar contracts exist as of September 30, 2021 or December 31, 2020.

Other performance obligations recognized at a point in time include the sale and delivery of spare parts and pilot agreements. Pilot agreements are typically short-term contracts designed to demonstrate the Company’s technology and ability to serve the customer. Due to the exploratory nature of pilot agreements, revenue is recognized at a point in time once the evaluation activities are complete.

Other performance obligations recognized over time include, but are not limited to, maintenance, extended support, and research services, which are recognized ratably on a straight-line-basis as the Company assumes an even distribution of performance over the service period.

Shipping and handling activities that occur after control of a product has transferred to the customer are accounted for as fulfillment activities rather than performance obligations, as allowed under a practical expedient provided by ASC 606. Shipping and handling fees charged to customers are recognized as revenue and the related costs are included in cost of revenue at the point in time when ownership of the product is transferred to the customer.

Incremental costs of obtaining a contract with a customer and other costs to fulfill a contract are required to be capitalized unless the Company elects to expense contract costs with periods less than a year. The Company has elected to expense these costs of obtaining a contract as incurred when the related contract period is less than one year. The Company does not pay upfront sales commissions on contracts when the related contract period is greater than one year, thus has not capitalized any amounts as of September 30, 2021.

The following table disaggregates revenue by timing of transfer of goods or services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Transferred over time	$18,537	$2,130	$26,748	$8,595
Transferred at a point in time	257	80	514	22,643
Total revenue	$18,794	$2,210	$27,262	$31,238

7. REVENUE (cont.)

Payment terms offered to customers are defined in contracts and do not include a significant financing component. Payment milestones typically exist throughout the course of a contract and generally occur upon signing of an agreement, delivery of a system, start and completion of installation and testing, and upon acceptance of the system. The nature of the Company’s contracts may give rise to variable consideration, typically related to fees charged for shipping and handling. The Company generally estimates such variable consideration at the most likely amount. In addition, the Company includes the estimated variable consideration in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the related uncertainty is resolved. These estimates are based on historical experience and the Company’s best judgment at the time. To the extent there is certainty in estimating these amounts, they are included in the transaction price of the Company’s contracts and the associated remaining performance obligations. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Contracts may be modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of the Company’s contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effects of a contract modification on the transaction price, and the measure of progress for the performance obligation to which it relates, are recognized as an adjustment to revenue on a cumulative catch-up basis.

Deferred Fulfillment Costs and Contract Liability Balances

As of September 30, 2021 and December 31, 2020, the Company incurred $9.6 million and $3.5 million of net deferred fulfillment costs, respectively.

Changes in the contract liability balance during the nine months ended September 30, 2021, were due to the Company receiving additional advanced cash payments from customer contracts and the Company recognizing revenue as performance obligations were met. The following table summarizes changes in contract liabilities during the nine months ended September 30, 2021:

Contract Liabilities
(in thousands)
Contract liabilities at December 31, 2020	$22,331
Additions to contract liabilities during the period	18,063
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	(16,972)
Amounts added to contract liabilities during the period	(9,297)
Contract liabilities at September 30, 2021	$14,125

There were no significant contract asset balances for all periods presented.

8. RELATED PARTY TRANSACTIONS

In June 2019, the Company entered into two customer contracts with an affiliate of one of its primary investors. Related to these contracts, as of September 30, 2021 and December 31, 2020, the Company recorded $0.3 million and $1.4 million in net deferred fulfillment costs, respectively, and $0.7 million and $4.6 million in contract liabilities, respectively. For the three and nine months ended September 30, 2021, the Company recognized approximately $0.8 million and $3.9 million in revenue and approximately $0.3 million and $1.4 million in cost of revenue related to these customer contracts, respectively. For the three and nine months ended September 30, 2020, the Company recognized approximately $2.1 million and $8.4 million in revenue and approximately $0.9 million and $3.6 million in cost of revenue related to these customer contracts, respectively.

In October 2019, the Company issued a Partial Recourse Secured Promissory Note (the “Promissory Note”) to an executive officer for approximately $9.9 million with an interest rate of 1.86% per annum compounded annually. Under the terms of the Promissory Note, the officer was be personally liable for 51% of the unpaid balance of the principal and any accrued interest. The entire principal amount was used to purchase 7,003,261 shares (as converted for the effect of the Merger) of restricted stock. The Promissory Note was collateralized by the restricted common stock. The Company determined that the entire Promissory Note must be treated as non-recourse; as such, the balance of the note and related accrued interest were not presented on the consolidated balance sheet. Refer to Note 10, "Stock-Based Compensation", for further information on the treatment of stock-based compensation related to these purchased shares.

On February 23, 2021, the Company entered into a Stock Repurchase Agreement with the executive officer. In the Stock Repurchase Agreement, the Company’s Board of Directors authorized the repurchase of a sufficient number of vested shares of common stock from the executive officer, at an aggregate price sufficient to repay the Promissory Note. At the Closing Date on July 21, 2021, all outstanding principal and accrued interest under the Promissory Note was repaid and the note was retired.

9. CONVERTIBLE PREFERRED STOCK

Preferred Stock

The Company has cumulatively raised $227.3 million, net of issuance costs, in venture financing through the sale and issuance of Preferred Stock and warrants as of December 31, 2020. The following table summarizes details of Convertible Preferred Stock authorized, issued and outstanding, and liquidation preference:

	December 31, 2020
	Convertible preferred stock
	Authorized shares	Shares issued and outstanding	Liquidation preference

Series A	12,999,666	12,999,666	$500
Series A-1	14,124,639	14,124,639	2,500
Series A-2	24,197,491	24,197,491	11,098
Series A-3	4,612,871	4,612,871	1,058
Series A-4	4,173,740	4,173,740	1,531
Series B	31,644,237	31,644,237	24,100
Series B-1	16,477,658	16,477,658	24,110
Series B-2	68,937,247	57,513,760	174,550
Series B-3	11,185,544	—	—
Total convertible preferred stock	188,353,093	165,744,062	$239,447

Immediately prior to the closing of the Merger, all outstanding shares of each series of Legacy Berkshire Grey preferred stock were converted into shares of Legacy Berkshire Grey common stock. Warrants to purchase preferred stock (Series B-3) were cancelled pursuant to a warrant termination agreement with the warrant holder. At the closing of the Merger, each share of Legacy Berkshire Grey common stock was converted into the right to receive 5.87585 shares of the Company’s Class A common stock. Share amounts are presented as having been converted as of December 31, 2020.

10. STOCK-BASED COMPENSATION

In 2013, the Company adopted the Berkshire Grey, Inc. 2013 Stock Option and Stock Purchase Plan (the “2013 Plan”) under which the Company may grant incentive stock options, nonqualified stock options, restricted stock, unrestricted stock, restricted stock units, performance awards, or other awards that are convertible into or based on company stock. The maximum number of shares that may be issued under the Plan was 58,863,225 (as converted for the effect of the Merger) shares as of September 30, 2021 and December 31, 2020.

On July 20, 2021, at a special general meeting of the shareholders of RAAC, the 2021 Stock Option and Incentive Plan for Berkshire Grey, Inc. (the “2021 Plan”) was approved reserving an initial limit of 19,887,747 of the Company’s Class A common stock for issuance under the 2021 Plan. All equity awards of Legacy Berkshire Grey that were issued under the 2013 Plan were converted into comparable equity awards that are settled or exercisable for shares of the Company’s Class A common stock. Each stock option granted under the 2013 Plan was converted into an option to purchase the Company’s Class A common stock based on an exchange ratio of 5.87585. Following effective date of the 2021 Plan, no additional awards shall be issued under the 2013 Plan.

Stock-based compensation expense recognized for all stock-based awards is reported in the Company’s consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of sales	$109	$23	$179	$79
General and administrative	13,096	319	13,953	814
Sales and marketing	451	406	28,411	638
Research and development	283	210	884	686
Total	$13,939	$958	$43,427	$2,217

Stock Options

The Company issued grants of 1,513,031 and no stock options during the nine months ended September 30, 2021 and 2020, respectively.

10. STOCK-BASED COMPENSATION (cont.)

The following table summarizes stock option activity under the 2013 Plan and 2021 Plan for the nine months ended September 30, 2021:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Outstanding at December 31, 2020	35,001,146	$0.80	8.0
Granted	1,513,031	8.75	—
Exercised	(3,753,706)	0.36	—
Cancelled	(8,604)	1.41	—
Forfeited	(395,466)	0.63	—
Outstanding at September 30, 2021	32,356,401	$1.22	7.6
Exercisable at September 30, 2021	15,284,962	$0.61	6.4
Vested or expected to vest at September 30, 2021	32,356,401	$1.22	7.6

As of September 30, 2021, 3,516,347 of the Options outstanding are subject to performance-based vesting criteria described below.

The total intrinsic value of options exercised in the nine months ended September 30, 2021, was approximately $35.0 million.

The Company recognized approximately $14.2 million and $16.5 million in stock-based compensation expense related to stock options during the three and nine months ended September 30, 2021, respectively. The Company recognized approximately $0.7 million and $1.5 million in stock-based compensation expense related to stock options during the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, there was approximately $26.4 million of total unrecognized compensation cost related to non-vested stock options. The total unrecognized compensation cost will be adjusted for future forfeitures as they occur. As of September 30, 2021, the Company expects to recognize its remaining stock-based compensation expense over a weighted-average period of 3.3 years.

Restricted Stock Sold Through Issuance of Promissory Note

In conjunction with a Partial Recourse Promissory Note issued in October 2019 (See Note 8, "Related Party Transactions"), the Company also entered into a Restricted Stock Award Agreement with an executive officer (the “RSA Agreement”). Pursuant to the RSA Agreement, the Company granted 7,003,261 shares of common stock (the “Restricted Stock”) at a purchase price of $1.42 per share. The Restricted Stock was purchased by the executive officer with the proceeds from the Promissory Note. As the underlying Restricted Shares are not allocated to the recourse and non-recourse portions of the Promissory Note, the entire note was treated as non-recourse and the shares are treated as options for accounting purposes.

On February 23, 2021, the Company entered into a Stock Repurchase Agreement with the aforementioned executive officer. In the Stock Repurchase Agreement, the Company's Board of Directors authorized the repurchase of 1,023,825 vested shares of common stock from the executive officer which will repay, in full, all the outstanding principal and accrued interest under the Promissory Note. At the Closing Date, all outstanding principal and accrued interest under the Promissory Note was repaid and the note was retired.

The RSA Agreement contains a Repurchase Option, which causes the shares to be classified as a liability. The Repurchase Option expires six months after the shares’ respective vesting date, at which point the shares will be reclassified as equity at the fair value on such date and no further compensation cost is recognized. A portion of the awards are subject to performance-based vesting conditions based primarily on financial performance of the Company and a portion are only subject to time and service-based vesting conditions over a four-year period. The Company will remeasure the fair value of the award using the exchange traded price of Class A common stock at each reporting period until settlement. The Company recognizes compensation cost over the requisite service period with an offsetting credit to a share-based liability.

The underlying shares of Restricted Stock are not considered outstanding until the vesting conditions have been achieved. As of September 30, 2021, 1,677,897 shares of Restricted Stock have vested, and none were forfeited.

The Company recognized approximately $(0.3) million and $26.8 million in stock-based compensation expense related to the Restricted Stock during the three and nine months ended September 30, 2021, respectively. The Company recognized approximately $0.3 million and $0.7 million in stock-based compensation expense related to the Restricted Stock during the three and nine months ended September 30, 2020, respectively. The expense is presented in the Company’s consolidated statements of operations as sales and marketing expense and general and administrative expense, respectively. As of September 30, 2021, there was approximately $21.3 million of total unrecognized compensation cost related to the Restricted Stock.

Restricted Stock Units ("RSUs")

Under the 2021 Plan, RSUs may be granted to employees, non-employees, and consultants. The RSUs vest ratably over a period ranging from one to four years and are subject to the participant’s continuing service to the Company over that period. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.

The following table summarizes the restricted stock unit activity under the equity incentive plan:

	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 30, 2020	—	$—
Granted	2,470,695	7.61
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2021	2,470,695	$7.61
Vested or expected to vest at September 30, 2021	2,470,695	$7.61

The Company recognized approximately $0.1 million in stock-based compensation expense related to RSUs during the three and nine months ended September 30, 2021. The Company did not recognize any stock-based compensation expense related to RSUs during the three and nine months ended September 30, 2020. As of September 30, 2021, there was approximately $18.8 million of total unrecognized compensation cost related to non-vested RSUs. As of September 30, 2021, the Company expects to recognize its remaining stock-based compensation expense over a weighted-average period of 3.5 years.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following table summarizes information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money Market funds in Cash and Cash Equivalents	$202,005	$—	$—	$202,005
Total Assets	$202,005	$—	$—	$202,005
Liabilities
Public Warrants	$11,596	$—	$—	$11,596
Private Placement Warrants	$—	$6,252	$—	$6,252
Total Liabilities	$11,596	$6,252	$—	$17,848

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money Market funds in Cash and Cash Equivalents	$92,858	$—	$—	$92,858
Total Assets	$92,858	$—	$—	$92,858

Money market funds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 1 measurement within the fair value hierarchy.

As of September 30, 2021, the Company has Private Placement Warrants and Public Warrants ("Warrants") defined and discussed in Note 16, "Common Stock and Warrants". The Warrants are measured at fair value on a recurring basis. The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded. Because the transfer of Private Placement Warrants to anyone outside of the initial purchasers would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions. Accordingly, the Private Placement Warrants are classified as Level 2 financial instruments. The Public and Private Warrants were valued as of September 30, 2021 using the listed trading price of $1.21 per Public Warrant.

During the nine months ended September 30, 2021, there were no transfers between Level 1, Level 2, and Level 3.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS (cont.)

The change in fair value of warrant liabilities is as follows:

Warrant Liabilities
(in thousands)
Balance at December 31, 2020	$—
Private placement warrants and public warrants	24,338
Exercised warrants	—
Change in fair value	(6,490)
Balance at September 30, 2021	$17,848

12. INCOME TAXES

During the nine months ended September 30, 2021 and 2020, the Company recorded no income tax benefits due to the losses incurred and the uncertainty of future taxable income.

Realization of deferred tax assets is dependent upon the generation of future taxable income. As required by ASC 740 Income Taxes, the Company evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets as of September 30, 2021 and December 31, 2020. As the Company has incurred tax losses from inception, the Company determined that it was more likely than not that the Company would not realize the benefits of federal and state net deferred tax assets. Accordingly, a full valuation allowance was established against the net deferred tax assets as of September 30, 2021 and December 31, 2020.

The Company does not believe material uncertain tax positions have arisen to date.

The Company’s effective income tax rate for the three and nine months ended September 30, 2021 and 2020 was 0.0%.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. The Company continues to evaluate the impact of the CARES Act, but at present does not expect the CARES Act to result in any material income tax benefit.

13. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

Through the Merger, the Company added Class C stock to its capital structure. Class A and Class C common stock have identical rights, including liquidation and dividend rights, except the Company’s Class C common stock is convertible into Class A common stock, and is automatically converted into Class A common stock on a one-for-one basis if the Company meets certain stock price performance thresholds following the completion of the Merger. The net loss attributable to common stockholders is allocated on a proportionate basis, and the resulting net loss per share is identical for Class A and Class C common stock under the two-class method.

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid for the nine months ended September 30, 2021 or 2020. The diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents during the period. The Company’s stock options are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Net loss attributable to common stockholders is equivalent to net loss for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Class A	Class C	Class A	Class C	Class A	Class C	Class A	Class C
Numerator:
Net loss attributable to common stockholders (in thousands)	$(39,509)	$(991)	$(14,135)	$-	$(114,627)	$(2,313)	$(35,560)	$-
Denominator:
Weighted-average shares used in computing net loss per attributable to common stockholders, basic and diluted	179,338,218	4,500,000	20,882,502	—	75,168,564	1,516,484	20,782,379	—
Net loss per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.22)	$(0.22)	$(0.68)	$—	$(1.52)	$(1.52)	$(1.71)	$—

For the nine months ended September 30, 2021 and 2020, options, warrants, restricted stock awards, and restricted stock units representing approximately 28.8 million, 14.8 million, 3.5 million, and 2.5 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for both periods.

14. SEGMENT INFORMATION

In its operation of the business, our chief operating decision maker, who is also our Chief Executive Officer, reviews the business as one segment. The Company currently ships its products to markets in the United States and Japan. Product sales attributed to a country are based on the location of the customer to whom the products are being sold. Long-lived assets are primarily held in the United States.

Product sales by country are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
United States	$18,025	$81	$23,359	$22,873
Japan	769	2,129	3,903	8,365
Total revenue	$18,794	$2,210	$27,262	$31,238

15. COMMITMENTS AND CONTINGENCIES

The Company has various non-cancellable operating leases for facilities that expire at various dates through 2031.

Rental expense was approximately $0.5 million and $1.5 million for the three and nine months ended September 30, 2021 and 2020.

As of September 30, 2021, future minimum rental commitments for operating leases with non-cancellable terms in excess of one year were as follows:

Operating Leases
(in thousands)
Remainder of 2021	$533
2022	1,601
2023	1,462
2024	1,504
2025	1,473
Thereafter	7,079
$13,652

16. COmmon stock and warrants

Prior to the Merger, RAAC had three classes of authorized common stock: Class A common stock, Class B common stock, and Class C common stock. At the time of the Merger Class B shares automatically converted to Class A shares on a one-for-one basis. The shares of Class C common stock will automatically convert into shares of Class A common stock if the Company meets certain stock price performance thresholds following the completion of the Merger, on a one-for-one basis.

Merger Transaction

At the time of the Merger (as discussed in Note 3, "Merger"), each share of Legacy Berkshire Grey common and preferred stock was converted into the right to receive 5.87585 shares of the Company’s Class A common stock.

Class A Common Stock Warrants

As the accounting acquirer, the Company is deemed to have assumed 5,166,667 warrants for Class A common stock that were sold in a private placement to RAAC Management, LLC at an exercise price of $11.50 (“Private Placement Warrants”) and 9,583,333 redeemable warrants for Class A common stock held by shareholders of RAAC at an exercise price of $11.50 (“Public Warrants”). The Public Warrants became exercisable 30 days after the consummation of the Merger and will expire five years from the consummation of the Merger or earlier upon redemption or liquidation.

Subsequent to the Merger, the Private Placement Warrants and Public Warrants for shares of Class A common stock meet liability classification requirements since the warrants may be required to be settled in cash under a tender offer. Therefore, these warrants are classified as liabilities on the condensed consolidated balance sheet. As of September 30, 2021, no warrants have been exercised.

As of September 30, 2021, the following Warrants were outstanding:

Warrant Type	Exercise Price	Shares
Public Warrants	$11.50	9,583,333
Private Placement Warrants	$11.50	5,166,667
Total Warrants Outstanding		14,750,000

Public Warrant Terms

Once the price per share of Class A common stock equals or exceeds $18.00 the Company may redeem the outstanding Public Warrants:

•
in whole and not in part;
•
at a price of $0.01 per Public Warrant;
•
upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•
if, and only if, the last reported sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (“Reference Value”) equals or exceeds $18.00 per share (as adjusted).

Once the price per share of Class A common stock equals or exceeds $10.00 the Company may redeem the outstanding Public Warrants:

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

Private Placement Warrants

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provide information which we believe is relevant to an assessment and understanding of our unaudited consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our proxy statement/prospectus dated June 24, 2021 (the "Proxy Statement/Prospectus") including the audited consolidated financial statements of Legacy Berkshire Grey as of December 31, 2020 and 2019 and Management's Discussion and Analysis of Financial Condition and Results of Operations included therein, as well as the accompanying unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q.

Unless otherwise indicated or the context otherwise requires, references in this report to “Berkshire Grey,” “we,” “us,” “our,” ”the Company” and other similar terms refer to Berkshire Grey, Inc. and its consolidated subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

In addition to historical financial information, this Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained herein, including statements regarding our future results of operations and financial position, our business strategy, plans and prospects, existing and prospective products, research and development costs, timing and likelihood of success, and plans, market growth, trends, events and our objectives of management for future operations and results, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under “Risk Factors.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
the expected benefits from the Business Combination;
•
our plans to develop and commercialize its product candidates;
•
our ability to continue to develop new innovations to meet constantly evolving customer demands;
•
our expectations regarding the impact of the ongoing COVID-19 pandemic on its business, industry and the economy;
•
our estimates regarding future expenses, revenue, earnings, margin, capital requirements and needs for additional financing after the Business Combination;
•
our expectations regarding the growth of our business, including the potential size of the total addressable market;
•
our ability to maintain and establish collaborations or obtain additional funding;
•
our ability, subsequent to the consummation of the PIPE Investment and the Business Combination, to obtain funding for our future operations and working capital requirements and expectations regarding the sufficiency of our capital resources;
•
the implementation of our business model and strategic plans for our business following the Business Combination;
•
our intellectual property position and the duration of our patent rights;
•
developments or disputes concerning our intellectual property or other proprietary rights;
•
our ability to compete in the markets we serve;
•
our expectations regarding our entry into new markets;
•
competition in our industry, the advantages of our solutions and technology over competing products and technology existing in the market and competitive factors including with respect to technological capabilities, cost and scalability;
•
the impact of government laws and regulations and liabilities thereunder;
•
our need to hire additional personnel and our ability to attract and retain such personnel;
•
our ability to raise financing in the future; and

•
the anticipated use of our cash and cash equivalents.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements

Business Overview

We are an Intelligent Enterprise Robotics (“IER”) company pioneering and delivering transformative AI-enabled robotic solutions that automate filling ecommerce orders for consumers or businesses, filling orders to resupply retail and grocery stores, and handling packages shipped to fill those orders. Our solutions transform supply chain operations and enable our customers to meet and exceed the demands of today’s connected consumers and businesses.

Our IER capabilities are grounded in patented and proprietary technologies for robotic picking (each picking or unit handling), robotic movement and mobility (movement and storage of orders and goods), and system orchestration (which enables various intelligent subsystems to work together so that the right work is being done at the right time to meet our customer’s needs). We are a technology leader in robotics and AI automation with an intellectual property position buttressed by trade secrets supporting our technologies and over 300 patent filings with 93 U.S. and international patents issued, as of September 30, 20201, in technologies including robotic picking, mobility, gripping, sensing and perception, general robot control, and differentiated supporting mechanisms. Our proprietary technologies enable us to offer holistic solutions that automate supply chain operations. Our solutions include moving goods to robots that then pick and pack ecommerce or retail orders, robotically moving and organizing inventory and orders within a warehouse or logistics facility, and robotically sorting packages and shipments.

We are not a component technology company nor are we a conventional systems integrator. Instead, we create products from the technologies we pioneer and develop, and then incorporate the products (product modules) into solutions — solutions that incorporate said modules and are designed by us to meet customer performance metrics like throughput and accuracy rates. We believe that this technology plus performant, whole-enterprise solution view, enables customers to focus on the core of their business and creates attractive returns for them. Following the whole-enterprise solution view, we not only make, install, test, and commission the solutions, but we also offer customers continued support in the form of software updates as well as professional services including maintenance, system operation, and cloud-based monitoring and analytics. Because of our modular approach to solutions and the role of our software, we offer customers the ability to incrementally add to or change solutions, and we can incorporate outside technologies with our product modules if desired. The same modular attributes mean we can offer small and large solutions and can design for brownfield and greenfield installations. We offer customers a range of purchase options including a robotics-as-a-service (“RaaS”) program that minimizes the up-front capital required when compared to conventional equipment purchase models.

To date, most of our deployments have been with large, Fortune 50 companies, where our technology and solutions in production have achieved targeted metrics including throughput, accuracy, equipment effectiveness, and others. Our customers include Wal-Mart Stores, Inc. (“Wal-Mart”), Target Corporation (“Target”), FedEx Corporation (“FedEx”), Meijer Distribution, Inc. (“Meijer”), TJX Companies, Inc. ("TJX"), and SoftBank Robotics Corp. (“Softbank”).

For the three months ended September 30, 2021, TJX, Target, Meijer, and FedEx comprised approximately 36%, 24%, 19%, and 13% of our revenue, respectively. For the three months ended September 30, 2020 SoftBank comprised 96% of our revenue.

For the nine months ended September 30, 2021 TJX, Meijer, FedEx, Target, and SoftBank comprised approximately 27%, 19%, 18%, 16% and 14% of our revenue, respectively. For the nine months ended September 30, 2020 Target and SoftBank comprised approximately 72% and 27% of our revenue, respectively.

Recent Developments

Merger Agreement

On February 23, 2021, the Company entered into a Merger Agreement with RAAC, as summarized in Note 1, "Nature of the Business and Basis of Presentation", and Note 3, "Merger" of the Notes to Consolidated Financial Statements. On July 21, 2021, the Company completed a business combination transaction with RAAC and the combined company was renamed Berkshire Grey, Inc.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. It is not possible to accurately predict the full impact of the COVID-19 pandemic on our business, financial condition and results of operations due to the evolving nature of the COVID-19 pandemic and the extent of its impact across industries and geographies and numerous other uncertainties. For example, we cannot predict the duration and spread of the outbreak, additional actions that may be taken by governmental entities, and the impact it may have on the ability of us, our customers, our suppliers, our manufacturers, and our other business partners to conduct business. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings, and other measures as they deem necessary. Many organizations and individuals, including our Company and employees, are taking additional steps to avoid or reduce infections, including limiting travel and working from home. These measures are disrupting normal business operations and have had significant negative impacts on businesses and financial markets worldwide. We continue to monitor our operations and government recommendations and have made modifications to our normal operations because of the COVID-19 pandemic, including utilizing heightened cleaning and sanitization procedures, implementing new health and safety protocols and reducing non-essential travel.

To date, travel restrictions and capacity limits at customer locations imposed in response to the COVID-19 pandemic have caused delays in the deployment of two customer contracts; however, the pandemic has not significantly impacted our financial condition and operations. The impact of the COVID-19 pandemic on our financial performance will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results may be materially adversely affected.

Critical Accounting Policies and Significant Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses. These estimates and judgments include, but are not limited to, revenue recognition including performance obligations, variable consideration and other obligations such as product returns and incentives; allowance for credit losses; warranty costs; evaluating loss contingencies; accounting for stock-based compensation including performance-based assessments; and accounting for income taxes and related valuation allowances. We base these estimates and judgments on historical experience, market participant fair value considerations, projected future cash flows and various other factors that we believe are reasonable under the circumstances. Actual results may differ from our estimates. Additional information about these critical accounting policies may be found in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section included in the Proxy Statement/Prospectus for the fiscal years ended December 31, 2020 and 2019. There have been no significant changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in the Proxy Statement/Prospectus.

Summary of Recent Financial Performance

Revenue was approximately $18.8 million for the three months ended September 30, 2021, compared to approximately $2.2 million for the three months ended September 30, 2020. The change is primarily due to an increase in customer deployment activity.

Revenue was approximately $27.3 million for the nine months ended September 30, 2021, compared to approximately $31.2 million for the nine months ended September 30, 2020. The change is primarily due to the completion, and recognition of revenue at a point in time, of a $22.3 million customer contract in the first quarter of 2020, offset by increased deployment activity in 2021.

Gross loss was $2.7 million for the three months ended September 30, 2021, compared to a loss of $(0.1) million for the three months ended September 30, 2020. The gross loss for the three months ended September 30, 2021, was due primarily to increased overhead resulting from the growth in deployment operations and incremental costs associated with first-time deployments of certain technology at some customer sites.

Gross loss was $4.2 million for the nine months ended September 30, 2021, compared to a profit of $1.5 million for the nine months ended September 30, 2020. The gross loss for the nine months ended September 30, 2021, was due primarily to increased overhead resulting from the growth in deployment operations and incremental costs associated with first-time deployments of certain technology at some customer sites.

Combined general and administrative, selling and marketing, and research and development expenses for the three months ended September 30, 2021, increased to $44.2 million, compared to $14.0 million for the three months ended September 30, 2020. The net increase in total operating expenses of $30.2 million included a $12.9 million increase in stock-based compensation (further described below), a $8.9 million increase in salaries and related employee costs related to personnel growth, a $7.4 million increase in information technology and corporate services.

Combined general and administrative, selling and marketing, and research and development expenses for the nine months ended September 30, 2021, increased to $119.1 million, compared to $41.3 million for the nine months ended September 30, 2020. The net increase in total operating expenses of $77.8 million included a $41.1 million increase in stock-based compensation further described below, a $17.9 million increase in salaries and related employee costs related to personnel growth, and a $15.9 million increase in information technology and corporate services.

The increase in stock-based compensation between the three and nine months ended September 30, 2021, and the three and nine months ended September 30, 2020, is primarily due to the revaluation of restricted stock awards that are treated as a liability as discussed in Note 8, "Related Party Transactions", and Note 10, "Stock-Based Compensation" of Berkshire Grey’s Consolidated Financial Statements. Stock based compensation for restricted stock awards decreased by $0.6 million and increased by $26.1 million for the three and nine months ended September 30, 2021. For other stock-based awards, stock-based compensation included in operating expenses increased by $13.6 million and $15.1 million for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020.

Net losses were $40.5 million for the three months ended September 30, 2021, compared to $14.1 million for the three months ended September 30, 2020. The increase in net losses was primarily due to the increase in stock-based compensation expense and increases in operating expenses.

Net losses were $116.9 million for the nine months ended September 30, 2021, compared to $35.6 million for the nine months ended September 30, 2020. The increase in net losses was primarily due to the increase in stock-based compensation expense and increases in operating expenses.

Results of Operations

The following is a description of significant components of our operations, including significant trends and uncertainties that we believe are important to an understanding of our business and results of operations.

Comparison of the three and nine months ended September 30, 2021 and 2020

Revenue

Berkshire Grey generates revenue through the sale, delivery, installation of customer contracts in the United States and Japan. The following table presents revenue as well as the change from the prior period.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Change		2021	2020	Change
Revenue	$18,794	$2,210	$16,584	750%	$27,262	$31,238	$(3,976)	(13)%

Total revenue for the three months ended September 30, 2021 and 2020 was $18.8 million and $2.2 million, respectively, an increase of $16.6 million or 750%. The increase is related to additional customer deployment activities.

Total revenue for the nine months ended September 30, 2021 and 2020 was $27.3 million and $31.2 million, respectively, a decrease of $(3.9) million or 13%. The decrease is primarily due to the completion of a $22.3 million customer contract for which revenue was recognized at a point in time in the first quarter of 2020, whereas revenue during the nine months ended September 20, 2021 was generated from incremental deployment of customer contracts in which revenue is recognized on a percentage of completion basis, and the sale, delivery, installation and/or completion of contracts with existing customers. Our revenue can fluctuate significantly from quarter to quarter depending on the number of projects in process and the method of accounting used to recognize revenues.

In three months ended September 30, 2021, as discussed above, the majority of our revenue was derived from four customers. In three months ended September 30, 2020, one customer comprised approximately 96% of our revenue. Since 2019, our revenue has been dependent upon a few customers and we expect that we will continue to derive a majority of our revenue from a limited number of significant customers in future years. No assurance can be given that our significant customers will expand their business relationship with us, will continue to do business with us, or that they will maintain their historical levels of business. If our relationship with any significant customer were to cease, then our revenues would decline and negatively impact our results of operations.

Cost of Revenue

The following table presents cost of revenue as well as the change from the prior period.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Change		2021	2020	Change
Cost of Revenue	$21,543	$2,321	$19,222	828%	$31,481	$29,713	$1,768	6%

Total cost of revenue for the three months ended September 30, 2021 and 2020, was $21.5 million and $2.3 million, respectively, an increase of $19.2 million or 828%. The increase in total cost of revenue was primarily due to increased revenue volume and increased overhead resulting from the growth in deployment operations.

Total cost of revenue for the nine months ended September 30, 2021 and 2020, was $31.5 million and $29.7 million, respectively, an increase of $1.8 million or 6%. The increase in total cost of revenue was primarily due to increased overhead resulting from the growth in deployment operations.

Gross (Loss) Profit and Gross Margin

The following table presents gross profit and margin as well as the change from the prior period.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Change		2021	2020	Change
Gross (Loss) Profit	$(2,749)	$(111)	$(2,638)	2377%	$(4,219)	$1,525	$(5,744)	(377)%
Gross Margin	(15)%	(5)%		(10)%	(15)%	5%		(20)%

Total gross loss during the three months ended September 30, 2021 and 2020, was a loss of $2.7 million and $0.1 million, respectively. Total gross margin was approximately (15)% for three months ended September 30, 2021, compared with (5)% for three months ended September 30, 2020, a decrease of 10%. The decrease in gross profit of $2.6 million and the decrease in gross margin was primarily driven by increased overhead resulting from the growth in deployment operations and incremental costs associated with first-time deployments of certain technology at some customer sites.

Total gross (loss) profit during the nine months ended September 30, 2021 and 2020, was a loss of $4.2 million and a profit of $1.5 million, respectively. Total gross margin was approximately (15)% for nine months ended September 30, 2021, compared with 5% for nine months ended September 30, 2020, a decrease of 20%. The decrease in gross profit and gross margin was primarily driven by increased overhead resulting from the growth in deployment operations and incremental costs associated with first-time deployments of certain technology at some customer sites.

General and Administrative

The following table presents general and administrative expenses as well as the change from the prior period.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Change		2021	2020	Change
General and Administrative	$19,286	$2,971	$16,315	549%	$28,138	$9,693	$18,445	190%
% of Operating Expenses	44%	21%			24%	23%

General and administrative expenses during the three months ended September 30, 2021 and 2020, were $19.3 million and $3.0 million, respectively, an increase of $16.3 million or 549%. The increase in general and administrative expenses included a $12.8 million increase in stock-based compensation, $1.0 million increase in business insurance, $0.9 million increase in salaries and related employee costs, and a $1.6 million increase in information technology and corporate services.

General and administrative expenses during the nine months ended September 30, 2021 and 2020, were $28.1 million and $9.7 million, respectively, an increase of $18.4 million or 190%. The increase in general and administrative expenses included a $13.1 million increase in stock-based compensation, $1.1 million increase in business insurance, $1.4 million increase in salaries and related employee costs, and a $2.8 million increase in information technology and corporate services.

Sales and Marketing

The following table presents sales and marketing expenses as well as the change from the prior period.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Change		2021	2020	Change
Sales and Marketing	$7,174	$2,906	$4,268	147%	$45,197	$6,244	$38,953	624%
% of Operating Expenses	16%	21%			38%	15%

Sales and marketing expenses during the three months ended September 30, 2021 and 2020, were $7.2 million and $2.9 million, respectively, an increase of approximately $4.3 million or 147%. The increase in sales and marketing expenses included a $0.1 million increase in stock-based compensation, $3.2 million increase in salaries and related employee costs related primarily to sales team personnel growth and expansion into Europe, and $1.0 million increase in marketing services and materials to expand our customer reach, branding programs, and implementing systems to support planned future growth.

Sales and marketing expenses during the nine months ended September 30, 2021 and 2020, were $45.2 million and $6.2 million, respectively, an increase of approximately $39.0 million or 624%. The increase in sales and marketing expenses included a $27.8 million increase in stock-based compensation, $8.7 million increase in salaries and related employee costs, and $2.4 million increase in marketing services and materials to expand our customer reach, branding programs, and implementing systems to support planned future growth. Approximately $22.7 million of the increase in stock-based compensation is due to the revaluation of restricted stock awards that are treated as a liability as previously described.

Research and Development

The following table presents research and development expenses as well as the change from the prior period.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Change		2021	2020	Change
Research and Development	$17,745	$8,146	$9,599	118%	$45,797	$25,347	$20,450	81%
% of Operating Expenses	40%	58%			38%	61%

Research and development expenses during the three months ended September 30, 2021 and 2020, were $17.7 million and $8.1 million, respectively, an increase of $9.6 million or 118%. The increase in research and development expenses included a $5.2 million increase in salaries and related employee costs related to personnel growth and expanded development programs and a $0.1 million increase in stock-based compensation, and $4.3 million increase in research and development materials, services, and facility costs.

Research and development expenses during the nine months ended September 30, 2021 and 2020, were $45.8 million and $25.3 million, respectively, an increase of $20.5 million or 81%. The increase in research and development expenses included a $9.4 million increase in salaries and related employee costs related to personnel growth and expanded development programs, a $0.2 million increase in stock-based compensation, and a $10.9 million increase in research and development materials and services.

Other Income

The following table presents interest income as well as the change from the prior period.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Change		2021	2020	Change
Interest Income, Net	$9	$3	$6	200%	$23	$276	$(253)	(92)%

Interest income, net during the three months ended September 30, 2021 and 2020, was less than $0.1 million for both periods. Interest income, net during the nine months ended September 30, 2021 and 2020, was less than $0.1 million and $0.3 million, respectively, a decrease of approximately $0.3 million or 92%. The decrease in interest income is attributed to a decline in interest rates on money market funds.

Income Taxes

During the three and nine months ended September 30, 2021 and 2020, Berkshire Grey recorded no income tax benefits due to the uncertainty of future taxable income as Berkshire Grey has incurred net losses since inception.

We have provided a valuation allowance for all our net deferred tax assets as a result of our historical net losses in the jurisdictions in which we operate. We continue to assess our future taxable income by jurisdiction based on our recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that we may be able to enact in future periods, the impact of potential operating changes on our business and our forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors in a single, or multiple, taxing jurisdictions, a reversal of the related portion of our existing valuation allowances may occur.

Non-GAAP Financial Information

In addition to our results determined in accordance with GAAP, we believe that EBITDA and Adjusted EBITDA, each non-GAAP financial measures, are useful in evaluating our operational performance. We use this non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that this non-GAAP financial information, when taken collectively, may be helpful to investors in assessing our operating performance.

We define “EBITDA” as net loss plus interest income, income tax expense, depreciation and amortization expense.

We define “Adjusted EBITDA” as EBITDA adjusted for stock-based compensation, the change in fair value of warrant liabilities, and other expenses.

We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends because it eliminates the effect of financing, capital expenditures, and non-cash expenses (such as stock-based compensation and changes of the warrant liabilities) and provides investors with a means to compare our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of these measures may not be comparable to other similarly titled measures computed by other companies because not all companies calculate these measures in the same fashion.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net loss to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table reconciles net loss to EBITDA and Adjusted EBITDA during the years presented.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net loss	$(40,500)	$(14,135)	$(116,935)	$(35,560)
Interest income, net	(9)	(3)	(23)	(276)
Income tax expense	28	—	40	2
Depreciation and amortization	755	379	1,972	537
EBITDA	(39,726)	(13,759)	(114,946)	(35,297)
Stock-based compensation	13,939	958	43,427	2,217
Change in fair value of warrant liabilities	(6,490)	—	(6,490)	(3,926)
Other (expense), net	17	4	57	1
Adjusted EBITDA	$(32,260)	$(12,797)	$(77,952)	$(37,005)

Backlog

Our order backlog as of September 30, 2021 and 2020, was valued at approximately $83.9 million and $12.7 million, respectively. Our order backlog is expected to be realized over the remainder of 2021 and into 2022. Although our backlog consists of firm purchase orders, the level of backlog at any particular time may not be necessarily indicative of future sales. Given the nature of our relationships with our customers, and the fact that to-date we have not entered into long-term purchase commitments with our customers, we may allow our customers to cancel or reschedule deliveries, and therefore, backlog may not be a meaningful indicator of future financial results.

Liquidity and Capital Resources

Sources of Liquidity and Capital

We have incurred a net loss in each of our annual periods since our inception. We incurred net losses of $40.5 million and $116.9 million during the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, we have an accumulated deficit of $268.6 million. As an early-stage company, we have historically obtained cash to fund our operations through preferred stock offerings. From inception through September 30, 2021, we have received cumulative gross proceeds from the sale of our preferred stock and warrants of $227.3 million to fund our operations.

We completed the Merger with RAAC on July 21, 2021, and received proceeds, net of transaction costs, of $192.1 million. Our future capital requirements will depend on many factors including the growth of the business, continued research and development in our customer solutions, investment in sales and marketing efforts, and support for our operations. As of the date of this Quarterly Report on Form 10-Q, we believe that our existing capital resources will be sufficient to support our operating plan and cash commitments for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows during the years presented.

	For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Net cash used in operating activities	$(81,372)	$(47,909)
Net cash used in investing activities	(2,754)	(5,198)
Net cash provided by financing activities	193,463	134
Effect of exchange rate on cash	(59)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$109,278	$(52,973)

Cash Flows for the nine months ended September 30, 2021 and 2020

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2021 and 2020, was $81.4 million and $47.9 million, respectively. The increase of $33.5 million in cash used for operating activities is the result of approximately $81.4 million increase in net losses offset by $40.2 million in adjustments from non-cash operating activities and $7.7 million in changes from net operating assets and liabilities.

Changes in non-cash operating activity of $40.2 million include a $41.2 million increase in stock-based compensation and an increase in depreciation of $1.4 million, partially offset by a $2.6 million increase in gain on change in fair value of warrants. $26.8 million of the increase in stock-based compensation is primarily due to the revaluation of restricted stock awards that are treated as a liability as previously described.

Cash used from changes in net operating assets and liabilities totaling $7.7 million is primarily related to a $17.5 million increase in cash from changes in contract liabilities, a $11.7 million increase in cash from changes in accrued expenses, a $10.4 million increase in cash from changes in accounts receivable, partially offset by a $23.5 million decrease in cash from changes in deferred fulfillment costs, and a $7.7 million decrease in cash from changes in prepaid expenses.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 and 2020, was $2.8 million and $5.2 million, respectively, and primarily relates to the purchases of fixed assets.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2021 and 2020, was $193.5 million and less than $0.1 million, respectively. The increase in cash provided by financing activities of approximately $193.4 million was due to proceeds received from issuance of common stock upon the Merger of $192.1 million and $1.3 million received from stock option exercises.

Contractual Obligations

Our lease portfolio includes leased offices and facilities. Refer to Note 15, "Commitments and Contingencies" of our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our future minimum lease obligations. As of September 30, 2021, we did not have any long-term debt.

Off-Balance Sheet Arrangements

In October 2019, Legacy Berkshire Grey issued a Partial Recourse Secured Promissory Note (the “Secured Promissory Note”) to an executive officer for approximately $9.9 million with an interest rate of 1.86% per annum compounded annually. Under the terms of the Secured Promissory Note, the officer will be personally liable for 51% of the unpaid balance of the principal and any accrued interest. The entire principal amount was used to purchase 7,003,261 shares of restricted stock. The Secured Promissory Note is collateralized by the restricted common stock. Legacy Berkshire Grey determined that the entire Secured Promissory Note must be treated as non-recourse; as such, the balance of the note and related accrued interest are not presented on the consolidated balance sheets. At the Closing on July 21, 2021, all outstanding principal and accrued interest under the Promissory Note was repaid and the note was retired.

Recent Accounting Pronouncements

See Note 2, "Significant Accounting Policies", in the Consolidated Financial Statements regarding recent accounting pronouncements.

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Sensitivity

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany accounts receivable and payable with foreign subsidiaries, and transactions denominated in currencies other than a location’s functional currency. As such, we have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations. Any fluctuations in other currencies will have minimal direct impact on our international revenue.

We regularly monitor the forecast of non-U.S. dollar expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency contracts, should be taken to minimize the impact of fluctuating exchange rates on our results of operations. We have not entered into any foreign currency contracts as of September 30, 2021.

Interest Rate Sensitivity

At September 30, 2021, we had unrestricted cash and cash equivalents of $203.1 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of September 30, 2021, all our cash equivalents were held in money market funds. Due to the short-term nature of these investments, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of September 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

Except as described below, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with a restatement of the Company’s 2020 financial statements, management re-evaluated the effectiveness of disclosure controls and procedures as of December 31, 2020. Management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 due to a material weakness in internal control over financial reporting with respect to the accounting for complex accounting instruments, solely as a result of our classification of the warrants as components of equity instead of as derivative liabilities. The Company believes that the identified material weakness was resolved following the Merger. Prior to the Merger the Company’s internal control and review process relied upon different employees, processes, and technology. The current internal control and review process includes (i) expanded review processes for complex securities and related accounting standards, (ii) the utilization of third-party professionals and consultations regarding complex accounting applications, and (iii) a larger accounting staff with the requisite experience and training.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

In evaluating our Company and our business, you should carefully consider the risks and uncertainties described below, together with the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which case the market price of our Class A common stock and warrants could decline, and you could lose part or all of your investment. The material and other risks and uncertainties described below and elsewhere in this Quarterly Report on Form 10-Q are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risk Factor Summary

Below is a summary of the principal factors that could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found under the heading “Risk Factors” immediately following this section and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, before making an investment decision regarding our Class A common stock or our warrants:

•
We have incurred net losses in every year since our inception, we anticipate expenses will increase in the future and we may not be able to achieve or maintain profitability.
•
We have generated substantially all of our revenue to date, and expect to generate a significant portion of our future revenue, from a limited number of customers.
•
We have generated substantially all of our revenue to date from three product solutions.
•
Our mobile solutions use lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame in limited circumstances, and such events have raised concerns, and future events may lead to additional concerns, about the batteries we use, which could have a negative impact on our sales or our reputation.
•
Our sales channels are currently limited, and our business may not grow as rapidly as we expect if we do not successfully develop other sales channels such as business partnerships and strategic alliances.
•
If our suppliers or other third-party vendors become unavailable or produce inadequate supplies or services, we may be unable to obtain necessary hardware, software and operational support, and our customer relationships, results of operations and financial condition may be adversely affected.
•
The facilities of our third-party contract manufacturers, our suppliers and our customers are vulnerable to disruption due to natural or other disasters, strikes, pandemics (including COVID-19), supply chain disruption and other events beyond our control.
•
Our existing and planned global operations subject us to a variety of risks and uncertainties that could adversely affect our business and operating results. Our business is subject to risks associated with selling our solutions in locations outside the United States.
•
We may face liability if our solutions are used by our customers to handle dangerous materials.
•
Global economic, political and social conditions and uncertainties in the markets that we serve, including risks and uncertainties caused by the COVID-19 pandemic, may adversely impact our business.
•
Third parties may claim that our solutions or services infringe or otherwise violate their proprietary rights, which claims and any related litigation may adversely affect our business, financial condition and results of operations.
•
If we cannot cost-effectively develop proprietary technology, content, branding or business methods, or license them on favorable terms, we may be unable to compete effectively or to operate our business in certain jurisdictions.

•
Litigation or investigations involving us could result in material settlements, fines or penalties and may adversely affect our business, financial condition and results of operations.
•
We may require additional capital to support business growth, and this capital may not be available on acceptable terms, if at all.
•
As part of our growth strategy, we expect to acquire or make investments in other businesses, patents, technologies, products or services. Our failure to do so successfully could disrupt our business and have an adverse impact on our financial condition.
•
Our decision to expand existing solutions offerings into new markets or to launch new solutions may consume significant financial and other resources and may not achieve the desired results.
•
We have a broad range of competitors, including automation and robotics suppliers, more diversified technology providers and providers of alternative products, which could adversely impact the price of our solutions and our ability to increase our market share.
•
Our failure to meet our customers’ price expectations or declines in the prices of our solutions and services or in our sales volume would adversely affect our business and results of operations.
•
We may redeem any outstanding unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making the warrants worthless.
•
Berkshire Grey’s operations may be materially adversely affected by the COVID-19 pandemic.
•
Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
•
In connection with the Business Combination, we identified a material weakness in our internal control over financial reporting as of December 31, 2020 and March 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
•
We may face litigation and other risks and uncertainties as a result of the material weaknesses in our internal control over financial reporting and the restatement of our financial statements.
•
We do not intend to pay dividends on our Class A common stock for the foreseeable future.
•
If securities analysts do not publish research or reports about us, or if they issue unfavorable commentary about us or our industry or downgrade our Class A common stock, the price of our Class A common stock and warrants could decline.
•
Our issuance of additional shares of Class A common stock or convertible securities could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect the price of our stock and warrants.
•
Future sales, or the perception of future sales, of our Class A common stock or securities convertible into our Class A common stock by us or our existing stockholders in the public market could cause the market price for our Class A common stock and warrants to decline.
•
Certain provisions, including anti-takeover provisions, in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock and warrants.
•
Our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.
•
Our operating results are subject to significant quarterly fluctuations due to the nature of our business, our limited number of customers and the uneven flow of our order volume.
•
If we are unable to accurately estimate contract risks, revenue or costs, the timing of new awards, or the pace of project execution, we may incur a loss or achieve lower than anticipated profit.

Risks Relating to Berkshire Grey’s Business and Industry

We have incurred net losses in every year since our inception, we anticipate expenses will increase in the future and we may not be able to achieve or maintain profitability.

We have incurred net losses in each year since our incorporation in 2013, including net losses of $57.6 million for 2020 and $49.5 million for 2019. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular across our research and development efforts and sales and marketing programs, and such losses may fluctuate significantly in any given quarter. We expect to incur significant expenditures for the foreseeable future in connection with such investments, and we expect these expenditures to increase as we continue to expand our operations into new geographic areas.

These investments may not result in increased revenue or growth in our business, and our operating results may fluctuate significantly or may fall below the expectations of investors. In addition, as a newly-public company, we expect to incur significant additional legal, accounting, directors and officers insurance and other expenses that we did not incur as a private company. These increased expenditures may make it harder for us to achieve and maintain future profitability. Revenue growth and growth in our customer base may not be achievable or sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described herein, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, the amount of our future losses is uncertain, our losses may be larger than anticipated and we may incur significant losses for the foreseeable future. If we do not successfully address these risks, we may not achieve profitability when expected, or at all, and even if we do achieve profitability, we may not be able to maintain or increase profitability. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investments in acquiring customers, further developing our technology or expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.

We have generated substantially all of our revenue to date, and expect to generate a significant portion of our future revenue, from a limited number of customers.

A significant portion of our revenue is derived from a limited number of customers. For the nine months ended September 30, 2021, TJX, Meijer, FedEx, Target, and SoftBank comprised approximately 27%, 19%, 18%, 16% and 14% of our revenue, respectively. In the year ended December 31, 2020, Target and SoftBank comprised approximately 70% and 30% of our revenue, respectively. SoftBank is an affiliate of SVF II BG (DE), LLC, a holder of more than 5% Berkshire Grey’s outstanding stock. We have master system purchase agreements with these customers that permit them to order systems from time to time, and orders placed may be cancelled for convenience subject to payment of certain costs incurred by us. Historically, our revenue has been dependent upon a limited number of customers and we expect that we will continue to derive a majority of our revenue from a limited number of significant customers in future years. No assurance can be given that our significant customers will continue to do business with us or that they will maintain their historical levels of business. If our relationship with any significant customer were to cease, then our revenues would decline and negatively impact our results of operations. Any such decline could increase our accumulated deficit and result in a need to raise additional capital to fund our operations. If our expectations regarding future revenues are inaccurate, we may be unable to reduce costs in a timely manner to adjust for revenue shortfalls.

The majority of our contracts permit our customers to terminate their orders or such customer relationship for convenience, and such terminations, if effected, would adversely affect our future revenues and could have a significant negative impact on our financial condition and results of operations.

A significant portion of our revenue is derived from customers with whom we have entered into contracts that can be terminated by the customer for any reason, which may result in our failure to realize a significant portion of the value of the contract with such customer. If our relationship with any significant customer were to deteriorate or cease, we would be exposed to the risk that such customer contract may be terminated early. To the extent that we do not maintain our existing level of business with our significant or other customers, or such customers cancel existing contracts, we will need to attract new customers or win new business with existing customers, or our results of operations and financial condition will be adversely affected.

We have generated substantially all of our revenue to date from three product solutions. We may experience significant delays in the design, development, production and launch of new solutions, and we may be unable to successfully commercialize additional solutions on our planned timelines.

We are reliant on the marketing and sale of our current solutions for the majority of our revenue earned to date. If we are unable to sell these solutions to new customers or sell a higher volume of these solutions to our existing customers, it will be difficult for us to achieve and maintain consistent profitability. In addition, if we are unable to develop new solutions and services, or if we experience significant delays or incur significant expenses in the design, development, production and launch of new solutions and services, then we may be unable to successfully commercialize additional solutions on our planned timelines, which may in turn have a material adverse effect on our business, financial condition and results of operations.

Our mobile solutions use lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame in limited circumstances, and such events have raised concerns, and future events may lead to additional concerns, about the batteries we use, which could have a negative impact on our sales or our reputation.

The battery packs in certain of our current and future solutions make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. Extremely rare incidents of laptop computers, cell phones and lithium-ion battery packs catching fire have raised questions and concerns about the safety of these cells. Negative public perceptions regarding the suitability of lithium-ion cells, or any future incident involving lithium-ion cells, such as a vehicle or other device or product catching fire, could seriously harm our business, even if such incident does not involve us or our solutions. Although there have not been any observations or experiences of fire or smoke incidents associated with the lithium-ion cells incorporated within our solutions, such incidents could result in a number of increased costs and expenses being imposed on our business, including costs resulting from regulatory compliance obligations in connection with regulatory scrutiny of the industry resulting from any such future incidents.

Our sales channels are currently limited, and our business may not grow as rapidly as we expect if we do not successfully develop other sales channels such as business partnerships and strategic alliances.

To maintain and grow our business, we must maintain and expand our sales channels. To date, our sole sales channel was through direct sales to customers. If we are unable to maintain and expand our sales channels, our growth prospects would be limited and our business or ability to realize future revenues may be harmed. We must also continuously monitor and evaluate emerging sales channels. If we fail to establish a presence in an important developing sales channel, our business and growth prospects could be harmed.

We currently depend on a limited number of third-party contract manufacturers for substantially all of our solution manufacturing. If these third-party manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and our brand may be damaged.

While there are several other potential manufacturers for most of our solutions, substantially all of our manufacturing needs are currently supplied by two third-party manufacturers, including Columbia Tech, a wholly owned subsidiary of Coghlin Companies, Inc., and Plexus Corp. We do not have ongoing manufacturing commitments with these manufacturers and we can change manufacturers at any time. In most cases, we rely on these two manufacturers to procure components and, in some cases, subcontract engineering work. Our reliance on limited number of contract manufacturers involves a number of risks, including, but not limited to:

•
unpredictable and unexpected increases in manufacturing and repair costs;
•
inability to control the quality and reliability of finished solutions;
•
inability to control delivery schedules;
•
potential liability for expenses incurred by third-party contract manufacturers in reliance on our forecasts that later prove to be inaccurate;
•
potential lack of adequate capacity to manufacture all or a part of the solutions we require;
•
potential high switching costs in the event our relationship with a manufacturer ceases;
•
potential liability to customers for delays in delivery caused by dependence on third-party manufacturers to provide components;
•
potential for supply chain disruption from ongoing issues affecting shipment and availability of materials and components and finished products; and
•
potential labor unrest affecting the ability of the third-party manufacturers to produce our solutions.

If any of our third-party contract manufacturers experience a delay, disruption or quality control problems in their operations, including due to the COVID-19 pandemic, or if a primary third-party contract manufacturer does not renew its agreement with us, our operations could be significantly disrupted and our solution shipments to customers could be delayed. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. Ensuring that a contract manufacturer is qualified to manufacture our solutions to our standards is time consuming. In addition, there is no assurance that a contract manufacturer can scale its production of our solutions at the volumes and in the quality that we require. If a contract manufacturer is unable to do these things, we may have to move production for the solutions to a new or existing third-party manufacturer, which would take significant effort and our business, results of operations and financial condition could be materially adversely affected.

As we contemplate moving manufacturing into different jurisdictions, we may be subject to additional significant challenges in ensuring that quality, processes, and costs, among other issues, are consistent with our expectations. For example, while we expect our third-party contract manufacturers to be responsible for costs assessed on us because of failures of the solutions, there is no assurance that we will be able to collect such reimbursements from these manufacturers, which would require us to take on additional risk for potential failures of our solutions. There may also be a number of other hindrances in securing third-party contract manufacturers in new jurisdictions, including hurdles that are regulatory in nature, financial or otherwise, that could significantly increase our costs of retaining such manufacturers and affect our results of operations.

In addition, because we use a limited number of third-party contract manufacturers, increases in the prices charged may have an adverse effect on our results of operations, as we may be unable to find a contract manufacturer who can supply to us at a lower price or a similar quality for components. As a result, the loss of a limited source supplier could adversely affect our relationships with our customers and our results of operations and financial condition.

All of our solutions must satisfy safety and regulatory standards, and some of our solutions may also need to receive regulatory certifications. Working with third-party consultants, we conduct tests, internally and through contract agencies, that support our applications for most regulatory approvals for our solutions. In the future we may outsource some of these testing responsibilities to our third-party contract manufacturers. If we or our contract manufacturers fail to timely and accurately conduct these tests, we may be unable to obtain the necessary regulatory approvals or certifications to sell our solutions in certain jurisdictions. As a result, we would be unable to sell our solutions and our sales and profitability could be reduced, our relationships with our sales channels could be harmed and our reputation and brand would suffer.

If our suppliers or other third-party vendors become unavailable or produce inadequate supplies or services, we may be unable to obtain necessary hardware, software and operational support, and our customer relationships, results of operations and financial condition may be adversely affected.

We acquire certain of our supplies and services, which are critical to the ongoing operation and future growth of our business, from several third parties. Generally, our third-party contract manufacturers contract directly with component suppliers to manage their supply chains. If one of our contract manufacturers has supply chain disruption, or our relationship with our contract manufacturer terminates, we could experience delays. We also source some materials directly from suppliers. While most manufacturing equipment and materials for our solutions are available from multiple suppliers, certain of those items are only available from limited sources. Should any of these suppliers become unavailable or inadequate, or impose terms unacceptable to us, such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and we may not be successful in doing so on terms acceptable to us, or at all. As a result, the loss of a limited source supplier could adversely affect our relationship with our customers as well as our results of operations and financial condition.

The facilities of our third-party contract manufacturers, our suppliers and our customers are vulnerable to disruption due to natural or other disasters, strikes, pandemics (including COVID-19) and other events beyond our control.

A major earthquake, fire, tsunami, hurricane, cyclone or other disaster, such as a major flood, seasonal storms, nuclear event or terrorist attack affecting the facilities of our third-party manufacturers, our suppliers or our customers, or the areas in which they are located, could significantly disrupt our or their operations and delay or prevent product shipment or installation during the time required to repair, rebuild or replace such damaged facilities. These delays could be lengthy and costly. Any delay in the production, shipment and installation of our solutions could impact the period in which we recognize the revenue related to that sale. Additionally, customers may delay purchases of our solutions until operations return to normal. Even if we are able to respond quickly to a disaster, the continued effects of the disaster could create uncertainty in our business operations. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, labor strikes, war or the outbreak of epidemic or pandemic diseases (including the persistence or any resurgence or further mutation of COVID-19) could have a material and negative effect on our operations and sales.

We are dependent on suppliers and suppliers to our third-party contract manufacturers who fabricate our equipment to fulfill orders placed by us. Timely delivery of orders is needed to meet the requirements of our customers, and a shortage of materials or components, such as microprocessors, can disrupt the production of our equipment.

Our products contain materials and components sourced globally from suppliers who, in may turn, source components from other suppliers. If there is a shortage of a material or component in our supply chain, and the material or component cannot be easily sourced from a different supplier, the shortage may disrupt our production of our equipment by our contract manufacturers. For example, the automation industry and other industries are facing a shortage of microprocessors. With a significant number of microprocessors in each of our systems, we and our other parties who need microprocessors are experiencing various levels of disruption to their production. The microprocessor supply chain is complex, and a constrained capacity of certain components is occurring deep in the chain. There have been significant disruptions to capacity and reallocations of supply capacity during the COVID-19 pandemic. At the same time, microprocessor manufacturers were already seeing increasing demand prior to the pandemic and that demand has increased based on labor shortages and the need for greater automation. A shortage of microprocessors or other materials or components can cause a significant disruption to our production schedule and have a substantial adverse effect on our financial condition or results of operations.

Our existing and planned global operations subject us to a variety of risks and uncertainties that could adversely affect our business and operating results. Our business is subject to risks associated with selling our solutions in locations outside the United States.

In 2020, we derived approximately 30% of our revenues from one customer in one country outside the United States. Revenues derived outside the United States were 21% of total revenue during the nine months ended September 30, 2021, and we plan to increase our international operations in the future. Accordingly, we expect to increasingly face significant operational risks and expenses from doing business internationally.

Our international operating results may be affected by volatility in currency exchange rates and our ability to effectively manage our currency transaction risks. We would incur currency transaction risks if we were to enter into either a purchase or a sale transaction using a different currency from the currency in which we report revenue. In such cases, we may suffer an exchange loss because we do not currently engage in currency swaps or other currency hedging strategies to address this risk. As we realize our strategy to expand internationally, our exposure to currency risks may increase. Given the volatility of exchange rates, we can give no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have a material adverse effect on our results of operations.

Other risks and uncertainties we face from our global operations include, but are not limited to:

•
difficulties in staffing and managing foreign operations;
•
limited protection for the enforcement of contract and intellectual property rights in certain countries where we may sell our solutions or work with suppliers or other third parties;
•
potentially longer sales and payment cycles and potentially greater difficulties in collecting accounts receivable;
•
costs and difficulties of customizing solutions for foreign countries;
•
challenges in providing solutions across a significant distance, in different languages and among different cultures;
•
laws and business practices favoring local competition;
•
being subject to a wide variety of complex foreign laws, treaties and regulations and adjusting to any unexpected changes in such laws, treaties and regulations;
•
specific and significant regulations, including, but not limited to, the European Union’s General Data Protection Regulation (“GDPR”), which imposes compliance obligations on companies who possess and use data of EU residents;
•
differences in analysis of regulatory, legal and tax issues across various countries, such as different interpretations of antitrust and competition laws;
•
uncertainty and resultant political, financial and market instability arising from the United Kingdom’s exit from the European Union;
•
compliance with U.S. laws affecting activities of U.S. companies abroad, including the U.S. Foreign Corrupt Practices Act;

•
uncertainties related to geopolitical risks, including the relationship between the U.S. government and the government of other nations;
•
tariffs, trade barriers and other regulatory or contractual limitations on our ability to sell or develop our solutions in certain foreign markets;
•
operating in countries with a higher incidence of corruption and fraudulent business practices;
•
changes in regulatory requirements, including export controls, tariffs and embargoes, other trade restrictions, competition, corporate practices and data privacy concerns;
•
potential adverse tax consequences arising from global operations;
•
seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe and at year-end globally;
•
rapid changes in government, economic and political policies and conditions; and
•
political or civil unrest or instability, terrorism or epidemics or pandemics (including any risks related to or resulting from COVID-19) and other similar outbreaks or events.

Our failure to effectively manage the risks and uncertainties associated with our existing and planned global operations could limit the future growth of our business and adversely affect our business and operating results.

In the future, some of our solutions may contain customer-specific provisions that may impact the period in which we recognize the related revenue under GAAP.

Some customers that purchase AI-enabled robotics and automation solutions from us may require specific, customized factors relating to their intended use or the installation of the solutions in their facilities. These specific, customized factors are occasionally required by the customers to be included in our commercial agreements relating to the purchases. As a result, our responsiveness to our customers’ specific requirements has the potential to impact the period in which we recognize the revenue relating to that sale.

Similarly, some of our customers must build or prepare facilities to install a subset of our AI-enabled robotics and automation solutions, and the completion of such projects can be unpredictable, which can impact the period in which we recognize the revenue relating to that sale.

We may face liability if our solutions are used by our customers to handle dangerous materials.

Customers may use our AI-enabled robotics and automation solutions to handle materials in a harmful way or in a manner that could otherwise be dangerous. While our AI-enabled robotics and automation solutions are safe when used properly and we endeavor to limit our liability for misuse and use of our solutions with hazardous materials, there can be no assurance that we will not be held liable if someone were injured or killed while using one of our solutions.

Any unauthorized control or manipulation of our solutions or robots, or theft or vandalism of our robots, could negatively impact our ability to conduct business and compromise the integrity of our solutions, resulting in significant data losses to our Company and our customers or the theft of intellectual property, damage to our reputation and significant liability to third parties.

Our solutions contain complex information technology systems. While we have implemented security measures intended to prevent unauthorized access to our information technology networks, our solutions and their systems, our security measures may not be sufficient to prevent malicious entities from attempting to gain unauthorized access to modify, alter and use such networks, solutions and systems to gain control of, or to change, our solutions’ functionality, user interface and performance characteristics or from gaining access to data stored in or generated by our solutions or in our customer’s systems. Any unauthorized access to or control of our solutions or their systems or any loss of data could result in costly legal claims or government investigations. In addition, regardless of their accuracy, reports of unauthorized access to our solutions, their systems or data, as well as other factors that may result in the perception that our solutions, their systems or data are capable of being hacked, may harm our brand, prospects and operating results.

Laws and regulations governing the robotics and AI automation industries are still developing and may restrict our business or increase the costs of our solutions, making our solutions less competitive or adversely affecting our revenue growth.

We are generally subject to laws and regulations relating to the robotics and AI automation industries in the jurisdictions in which we conduct our business or in some circumstances, of those jurisdictions in which we offer our solutions, as well as the general laws and regulations that apply to all businesses, such as those related to privacy and personal information, tax and consumer protection. These laws and regulations are developing and vary from one jurisdiction to another and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may have a material and adverse impact on our operations and financial results.

Global economic, political and social conditions and uncertainties in the markets that we serve, including risks and uncertainties caused by the COVID-19 pandemic, may adversely impact our business.

Our performance depends on the financial health and strength of our customers, which in turn is dependent on the economic conditions of the markets in which we and our customers operate. The recent volatility in the global economy, continuing geopolitical uncertainties and other macroeconomic factors all affect the spending behavior of potential customers. The economic uncertainty in the United States, Europe, Japan and other countries may cause end-users to further delay or reduce technology purchases and could possibly cause a national or global recession.

We also face risks from financial difficulties or other uncertainties experienced by our suppliers, distributors or other third parties on which we rely resulting from geopolitical tensions. If third parties are unable to supply us with required materials or components or otherwise assist us in operating our business, our business could be harmed.

For example, the possibility of an ongoing trade war between the United States and China may impact the cost of raw materials, finished products or components used in our solutions and our ability to sell our solutions in, or source materials from, China. Other changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment could also adversely affect our business. In addition, the United Kingdom’s formal exit from the European Union, or the potential for other countries to decide to leave the European Union, may have an effect on global economic conditions and the stability of global financial markets, which in turn could have a material adverse effect on our business, financial condition and results of operations. In extreme cases, we could experience interruptions in production due to the processing of customs formalities or reduced customer spending in the wake of weaker economic performance.

Our business is currently concentrated in the United States. Future exposure to local economies, regional downturns or severe weather or catastrophic occurrences or other disruptions or events may materially adversely affect our financial condition and results of operations.

For the year ended December 31, 2020, 30% of our revenue was derived from a customer in Japan. We currently expect to earn revenue from other markets in 2021 and in future periods. Local and regional conditions in additional these markets may differ significantly from prevailing conditions in the United States or in other parts of the world. Our inability to effectively adapt to any shift, including failing to increase revenue from other markets, could adversely affect our business prospects and financial performance.

We may incur substantial costs and challenges enforcing and defending our intellectual property rights.

We may incur substantial costs in protecting, enforcing and defending our intellectual property rights against third parties. Intellectual property disputes may be costly and can be disruptive to our business operations by diverting attention and energies of management and key technical personnel and by increasing our costs of doing business. Third-party intellectual property claims asserted against us could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from assembling or licensing certain products, subject us to injunctions restricting our sale of solutions, cause severe disruptions to our operations or the marketplaces in which we compete or require us to satisfy indemnification commitments with our customers, including contractual provisions under various license arrangements. Any of these could have an adverse effect on our business and financial condition.

If we are unable to adequately protect or enforce our intellectual property rights, including patents pending, registered intellectual property and trade secrets, such information may be used by others to compete against us.

We have devoted substantial resources to the development of our technology and related intellectual property rights. Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of registered and unregistered intellectual property and protect our rights using patents, licenses, trademarks, trade secrets, confidentiality and assignment of invention agreements and other methods.

Despite our efforts to protect our proprietary rights, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies, inventions, processes or improvements. We cannot provide assurance that any of our existing or future patents or other intellectual property rights will not be challenged, invalidated or circumvented, or will otherwise provide us with meaningful of sufficient protection. The infringement of our patents and misappropriation of confidential or trade secret technologies may occur in facilities where we cannot monitor or know that violations or theft is occurring. Our pending patent applications may not be granted, and we may not be able to obtain foreign patents or pending applications corresponding to our U.S. patents. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Moreover, we have registered our trademarks and domain names that we currently use in certain countries, but we may not be able to register them in other territories in which we may operate now or in the future. Further, we may be unable to prevent competitors from acquiring trademarks or domain names that are similar to or diminish the value of our intellectual property.

Our trade secrets, know-how and other unregistered proprietary rights are a key aspect of our intellectual property portfolio. While we take reasonable steps to protect our trade secrets and confidential information and enter into confidentiality and invention assignment agreements intended to protect such rights, such agreements can be difficult and costly to enforce or may not provide adequate remedies if violated, and we may not have entered into such agreements with all relevant parties. Such agreements may be breached and trade secrets or confidential information may be willfully or unintentionally disclosed, including by employees who may leave our company and join our competitors, or our competitors or other parties may learn of the information in some other way. The disclosure to, or independent development by, a competitor of any of our trade secrets, know-how or other technology not protected by a patent or other intellectual property system could materially reduce or eliminate any competitive advantage that we may have over such competitor.

If our patents and other intellectual property do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents and other intellectual property, by copying or reverse-engineering our applications or other technology offerings, or through other means. Any of the foregoing events would lead to increased competition and reduce our revenue or gross margin, which would adversely affect our operating results.

Third parties may claim that our solutions or services infringe or otherwise violate their proprietary rights, which claims and any related litigation may adversely affect our business, financial condition and results of operations.

Intellectual property disputes and litigation, regardless of merit, can be costly and disruptive to our business operations by diverting attention and energies of management and key technical personnel and by increasing our costs of doing business. Any of the foregoing could adversely affect our business and financial condition and we may be unsuccessful in defending such disputes or litigation, which may require us to pay substantial damages or be subject to an injunction. Moreover, as part of any settlement or other compromise to avoid complex, protracted litigation, we may agree not to pursue future claims against a third party, including for claims related to alleged infringement of the third party’s or our intellectual property rights. Part of any settlement or other compromise with another party may resolve a potentially costly dispute but may also have future repercussions on our ability to defend and protect our intellectual property rights, which in turn could adversely affect our business.

Disruption or failure of our networks, systems or technology as a result of computer viruses or malicious code, cyber-attacks, misappropriation of data or other malfeasance or cybersecurity incidents, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events could disrupt our business or result in the loss of critical and confidential information.

We, our suppliers and our customers utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks or other means, and deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Like other companies, we have on occasion experienced, and will continue to experience, threats to our data and systems, including malicious codes and viruses, phishing, business email compromise attacks or other cyber-attacks. Any cyber-attack, data breach or destruction or loss of data could result in a violation of applicable U.S. and international privacy, data protection and other laws and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the United States and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk management program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed, which could have a material adverse effect on our business and prospects. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.

If we cannot cost-effectively develop proprietary technology, content, branding or business methods, or license them on favorable terms, we may be unable to compete effectively or to operate our business in certain jurisdictions.

Our revenue is derived from the sale of AI-enabled robotics and automation solutions and services. We have encountered and will continue to encounter challenges experienced by growing companies in a market subject to rapid innovation and technological change. While we intend to invest substantial resources to remain on the forefront of technological development, continuing advances in intelligent automation technology, changes in customer requirements and preferences and the emergence of new standards, regulations and certifications could adversely affect adoption of our solutions either generally or for particular applications. Our ability to compete in the intelligent automation market depends, in large part, on our success in developing and introducing new systems and technology, in improving our existing solutions and technology and qualifying new materials which our systems can support. We believe that we must continuously enhance and expand the functionality and features of our solutions and technologies in order to remain competitive. However, we may not be able to:

•
develop cost-effective new solutions and technologies that address the increasingly complex needs of prospective customers in a cost-effective manner or at all;
•
enhance our existing solutions and technologies;
•
respond to technological advances and emerging industry standards and certifications on a cost-effective and timely basis;
•
adequately protect our intellectual property as we develop new solutions and technologies;
•
identify the appropriate technology or product to which to devote our resources; or
•
ensure the availability of cash resources to fund research and development.

Even if we successfully introduce new AI-enabled robotics and automation solutions and enhance our existing solutions and technologies, it is possible that these will eventually supplant our existing solutions or that our competitors will develop new solutions and technologies that will replace our own. As a result, any of our solutions may be rendered obsolete or uneconomical by our or our competitors’ technological advances, leading to a loss in market share, decline in revenue and adverse effects to our business and prospects.

Our AI software platform contains third-party open-source software components, and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to sell our solutions or give rise to disclosure obligations of proprietary software.

Our AI software platform contains components that are licensed under so-called ”open source,” “free” or other similar licenses. Open source software is made available to the general public on an ”as-is” basis under the terms of a non-negotiable license. Certain open source licenses may give rise to obligations to disclose or license our source code or other intellectual property rights if such open source software is integrated with our proprietary software in certain ways. We currently combine our proprietary software with open source software, but not in a manner that we believe requires the release of the source code of our proprietary software to the public. If we combine our proprietary software with open source software in a certain manner in the future, we could, under certain open source licenses, be required to release to the public or remove the source code of our proprietary software. Open source licensors also generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. We may also face claims alleging noncompliance with open source license terms or infringement or misappropriation of proprietary software. These claims could result in litigation, require us to purchase a costly license or require us to remove the software. In addition, if the license terms for open source software that we use change, we may be forced to re-engineer our solutions, incur additional costs or discontinue the sale of certain offerings if re-engineering could not be accomplished in a timely manner. Although we monitor our use of open source software to avoid subjecting our offerings to unintended conditions, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our offerings. We cannot guarantee that we have incorporated open source software in our software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.

We employ third-party licensed software for use in or with our software and to develop and maintain our software, and the inability to maintain these licenses, failure to comply with the terms of these licenses or errors in the software we license could result in increased costs, or reduced service levels, which would adversely affect our business.

Our software incorporates, and the development and maintenance of our software uses, certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to migrate to other third-party software. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties. In addition, integration of our software, including the third-party software used in our software with new third-party software may require significant work and require substantial investment of our time and resources. Also, any undetected errors or defects in third-party software could prevent the deployment or impair the functionality of our software, delay new updates or enhancements to our platform, result in a failure of our platform, present security risks and injure our reputation.

Litigation or investigations involving our Company could result in material settlements, fines or penalties and may adversely affect our business, financial condition and results of operations.

We could be subject to investigations and litigation in the future. While we intend to mount vigorous defenses to any future lawsuits that may be brought against us by any third party, we can provide no assurance as to the outcome of any such disputes, and any such actions may result in judgments against us for significant damages. Resolution of any such matters can be prolonged and costly, and the ultimate results or judgments are uncertain due to the inherent uncertainty in litigation and other proceedings. In addition, the robotics and AI automation industry has been, and may continue to be, litigious, particularly with respect to intellectual property claims. Moreover, our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements. Regardless of the outcome, future litigation may result in significant legal expenses and require significant attention and resources of management. As a result, any litigation that may be brought against us by any third party could result in losses, damages and expenses that have a significant adverse effect on our financial condition.

Our limited operating history and rapid recent growth make it difficult to evaluate our prospects and may increase the risk of any investment in our company.

We were founded in 2013, and much of our growth has occurred in recent periods. Our limited operating history may make it difficult for you to evaluate our current business and our prospects, as we continue to grow our business. Our ability to forecast our future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth and expansion into new jurisdictions. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, as we continue to grow our business. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our business could suffer and the trading price of our stock may decline.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. If actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

If demand for our solutions does not grow as we expect, or if market adoption of AI-enabled robotics and automation solutions does not continue to develop, or develops more slowly than we expect, our future revenues may stagnate or decline, and our business may be adversely affected.

The AI-enabled robotics and automation market is rapidly growing and developing. We may not be able to develop effective strategies to raise awareness among potential customers of the benefits of AI-enabled robotics and automation or our solutions may not address the specific needs or provide the level of functionality required by potential customers to encourage the continuation of this shift towards AI-enabled robotics and automation. If AI-enabled robotics and automation technology does not continue to gain broader market acceptance as an alternative to conventional manual operations, or if the marketplace adopts AI-enabled robotics and automation technologies that differ from our technologies, we may not be able to increase or sustain the level of sales of our solutions or retain existing customers or attract new customers, and our operating results would be adversely affected as a result.

Our solutions have a limited operating history, and any defects in our solutions may give rise to warranty or other claims that could result in material expenses, diversion of management time and attention and damage to our reputation.

Our AI-enabled robotics and automation solutions (and underlying product modules and related components) are complex and may contain undetected defects or errors when first introduced, during operation, or as enhancements are released that, despite testing, are not discovered until after a system has been used for a certain period of time or under certain conditions. This could result in delayed market acceptance of our solutions or claims from resellers, customers or others, which may result in litigation, increased end-user warranty, support and repair or replacement costs, damage to our reputation and business, or significant costs and diversion of support and engineering personnel to correct the defect or error. We may from time to time become subject to warranty or product liability claims related to product quality issues that could lead us to incur significant expenses.

We attempt to include provisions in our agreements with customers that are designed to limit our exposure to potential liability for damages arising from defects or errors in our solutions. However, it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or laws or regulations enacted in the future.

The sale and support of our solutions entails the risk of product liability claims. Any product liability claim brought against us, regardless of its merit, could result in material expense, diversion of management time and attention, damage to our business and reputation and brand, and cause us to fail to retain existing customers or to fail to attract new customers.

If we fail to grow our business as we expect, our revenue, gross margin and operating margin will be adversely affected. If we grow our business as we expect but fail to effectively manage our growth, our business may be harmed, and our results of operation may be adversely impacted.

Over the past several years, we have experienced rapid growth, and we are attempting to continue to grow our business substantially. To this end, we have made, and expect to continue to make, significant investments in our business, including investments in our technology development, operations infrastructure and marketing and sales efforts. These investments include dedicated facilities expansion and increased staffing. If our business does not generate the level of revenue required to support our investment, our future revenues and profitability, if any, will be adversely affected.

Our ability to effectively manage our anticipated growth and expansion of our operations will also require us to enhance our operational, financial and management controls and infrastructure, human resources policies and reporting systems. These enhancements and improvements will require significant capital expenditures, investments in additional headcount and other operating expenditures and allocation of valuable management and employee resources. Our future financial performance and our ability to execute on our business plan will depend, in part, on our ability to effectively manage any future growth and expansion. There are no guarantees we will be able to do so in an efficient or timely manner, or at all.

We may require additional capital to support business growth, and this capital may not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges and opportunities, including the need to develop new features or enhance our solutions, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds if our existing sources of cash and any funds generated from operations do not provide us with sufficient capital. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges and opportunities could be significantly impaired, and our business may be adversely affected.

As part of our growth strategy, we expect to acquire or make investments in other businesses, patents, technologies, products or services. Our failure to do so successfully could disrupt our business and have an adverse impact on our financial condition.

We have no experience acquiring businesses and third-party technologies or products but expect to do so. To the extent we seek to grow our business through acquisitions, we may not be able to successfully identify attractive acquisition opportunities or consummate any such acquisitions if we cannot reach an agreement on commercially favorable terms, if we lack sufficient resources to finance the transaction on our own and cannot obtain financing at a reasonable cost or if regulatory authorities prevent such transaction from being consummated. In addition, competition for acquisitions in the markets in which we operate during recent years has increased, and may continue to increase, which may result in an increase in the costs of acquisitions or cause us to refrain from making certain acquisitions. We may not be able to complete future acquisitions on favorable terms, if at all.

If we do complete future acquisitions, we cannot assure you that they will ultimately strengthen our competitive position or that they will be viewed positively by customers, financial markets or investors. Furthermore, future acquisitions could pose numerous additional risks to our operations, including:

•
diversion of management’s attention from their day-to-day responsibilities;
•
unanticipated or significant costs or liabilities associated with the acquisition;
•
incurrence of acquisition-related costs, which would be recognized as a current period expense;

•
problems integrating the purchased business, products or technologies;
•
challenges in achieving strategic objectives, cost savings and other anticipated benefits;
•
inability to maintain relationships with key customers, suppliers, vendors and other third parties on which the purchased business relies;
•
the difficulty of incorporating acquired technology and rights into our platform and of maintaining quality and security standards consistent with our brand;
•
difficulty in maintaining controls (financial or otherwise), procedures and policies during the transition and integration;
•
material changes to our business or product offerings resulting from regulatory compliance;
•
challenges in integrating the new workforce and the potential loss of key employees, particularly those of the acquired business; and
•
use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.

If we proceed with a particular acquisition, we may have to use cash, issue new equity securities with dilutive effects on existing stockholders, incur indebtedness, assume contingent liabilities or amortize assets or expenses in a manner that might have a material adverse effect on our financial condition and results of operations. Aversion to any such acquisition from existing stockholders could adversely affect our stock price. Acquisitions will also require us to record certain acquisition-related costs and other items as current period expenses, which would have the effect of reducing our reported earnings in the period in which an acquisition is consummated. In addition, we could also face unknown liabilities or write-offs due to our acquisitions, which could result in a significant charge to our earnings in the period in which they occur. We will also be required to record goodwill or other long-lived asset impairment charges (if any) in the periods in which they occur, which could result in a significant charge to our earnings in any such period.

Achieving the expected returns and synergies from future acquisitions will depend, in part, upon our ability to integrate the products and services, technology, administrative functions and personnel of these businesses into our product lines in an efficient and effective manner. We cannot assure you that we will be able to do so, that our acquired businesses will perform at levels and on the timelines anticipated by our management or that we will be able to obtain these synergies in the future. In addition, acquired technologies and intellectual property may be rendered obsolete or uneconomical by our own or our competitors’ technological advances. Management resources may also be diverted from operating our existing businesses to certain acquisition integration challenges. If we are unable to successfully integrate acquired businesses, our anticipated revenues and profits may be lower. Our profit margins may also be lower, or diluted, following the acquisition of companies whose profit margins are less than those of our existing businesses.

The competition for qualified personnel is particularly intense in our industry. In addition, we may make changes to our executive personnel as our needs evolve. If we are unable to retain or hire executive and other key personnel, we may not be able to sustain or grow our business.

Our ability to operate successfully and manage our potential future growth depends significantly upon our ability to attract, retain and motivate highly skilled and qualified technical, sales, marketing, managerial, legal and financial personnel. We have hired, and expect to continue to hire, a substantial number of employees in these areas and others in order to support commercialization and the expected growth in our global business. However, we face intense competition for qualified personnel, and we may not be able to attract, retain and motivate these individuals. We compete for talent with numerous companies, as well as research organizations. Our future success also depends on the personal efforts and abilities of the principal members of our senior management and technical staff to provide strategic direction, management of our operations and maintenance of a cohesive and stable working environment. Although we have employment and incentive compensation agreements with our executive officers and incentive and compensation plans for our other personnel providing them with various economic incentives to remain employed with us, these incentives may not be sufficient to retain them. The loss of key personnel for any reason or our inability to hire, retain and motivate additional qualified personnel in the future could prevent us from sustaining or growing our business.

Our decision to expand existing solutions offerings into new markets or to launch new solutions may consume significant financial and other resources and may not achieve the desired results.

We expect to expand existing solutions offerings into new markets and to launch new solutions in the future. We may not be able to do so at prices that are attractive to our customers, and our costs to develop new solutions may be significant. It may take longer than we might expect for a solution, even if ultimately successful, to achieve attractive sales results. Failure to successfully develop or market new or expanded solutions or delays in the development of new or expanded solutions could have a material adverse effect on our financial condition, results of operations and business.

Our management team will have broad discretion in making strategic decisions to execute their growth plans, and there can be no assurance that our management’s decisions will result in successful achievement of our business objectives or will not have unintended consequences that negatively impact our growth prospects.

Our management will have broad discretion in making strategic decisions to execute their growth plans and may devote time and company resources to new or expanded solution offerings, potential acquisitions, prospective customers or other initiatives that do not necessarily improve our operating results or contribute to our growth. Management’s failure to make strategic decisions that are ultimately accretive to our growth may result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our Class A common stock and warrants to decline.

We have a broad range of competitors, including automation and robotics suppliers, more diversified technology providers and providers of alternative products, which could adversely impact the price of our solutions and our ability to increase our market share.

The robotics and AI automation industry in which we operate is fragmented and competitive. We compete for customers with a wide variety of producers of robotics and automation systems, as well as with providers of components, materials and services for this equipment. Some of our existing and potential competitors are researching, designing, developing and marketing other types of products and services that may render our existing or future solutions obsolete, uneconomical or less competitive. Existing and potential competitors may also have substantially greater financial, technical, marketing and sales, manufacturing, distribution and other resources than us, including name recognition, as well as experience and expertise in intellectual property rights and operating within certain international markets, any of which may enable them to compete effectively against us.

We intend to continue to follow a strategy of continuing product development and distribution network expansion to enhance our competitive position to the extent practicable. But we cannot assure you that we will be able to maintain our current position or continue to compete successfully against current and future sources of competition. If we do not keep pace with technological change and introduce new solutions and technologies, demand for our solutions may decline, and our operating results may suffer.

Our failure to meet our customers’ price expectations or declines in the prices of our solutions and services or in our sales volume would adversely affect our business and results of operations.

Demand for our AI-enabled robotics and automation solutions is sensitive to price. We believe our competitive pricing has been an important factor in our results to date. Therefore, changes in our pricing strategies can have a significant impact on our business and ability to generate revenue. Many factors, including our production and personnel costs and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet our customers’ price expectations in any given period, demand for our solutions could be negatively impacted and our business and results of operations could suffer.

We use, and plan to continue using, different pricing models for different solutions. For example, we offer our customers a robotics-as-a-service (“RaaS”) pricing model whereby we own and maintain systems physically located at our customer’s facility and our customer pays a subscription fee for the use of the system. Such pricing models are still relatively new to some of our customers and may not be attractive to them, especially in regions where they are less common. The RaaS pricing model requires us to fund the capital needed to manufacture systems and, therefore, substantial capital may be needed if our customers increase the use of the RaaS pricing model. Such capital may not be available under favorable terms, or at all, which could in turn harm our ability to grow our revenue. If customers resist such pricing models, our revenue may be adversely affected and we may need to restructure the way in which we charge customers for our solutions.

We may undergo an ownership change for U.S. federal income tax purposes, which would limit our ability to utilize net operating losses from prior tax years.

For U.S. federal income tax purposes, we have incurred net losses since our inception. If we undergo an ownership change for U.S. federal income tax purposes, our ability to utilize net operating loss carry-forwards from prior years to reduce taxable income in future tax years might be limited by operation of the Internal Revenue Code, either by limiting the amount of net operating losses that can be utilized to offset taxable income in a given year, or in total over the entire carry-forward period. Certain changes in the ownership of our Class A common stock may result in an ownership change sufficient to limit the availability of our net operating losses.

Our operations may be materially adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has resulted, and other infectious diseases could result, in a widespread health crisis that has affected and could continue to adversely affect the economies and financial markets worldwide, which may materially and adversely affect our business. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of new strains of COVID-19, the efficacy of new or existing vaccines and the actions to contain COVID-19, among others.

The disruptions posed by COVID-19 have continued, and other matters of global concern may continue, for an extensive period of time, and if we are unable to recover from business disruptions due to COVID-19 or other matters of global concern on a timely basis, our financial condition and results of operations may be materially adversely affected.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of RAAC’s 9,583,333 public warrants and 5,166,667 private placement warrants prior to the Business Combination, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our consolidated balance sheet as of September 30, 2021 contained elsewhere in this Quarterly Report on Form 10-Q are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and ASC 820, Fair Value Measurement, provide for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

In connection with the Business Combination, we identified a material weaknesses in our internal control over financial reporting as of December 31, 2020 and March 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement, on April 29, 2021, after consultation with RAAC's independent registered public accounting firm, management and the Audit Committee of RAAC’s board of directors concluded that, in light of the SEC Statement, it was appropriate to restate (i) certain items on RAAC’s previously issued audited balance sheet dated as of December 10, 2020, which was related to RAAC’s initial public offering, and (ii) RAAC’s previously issued audited financial statements as of December 31, 2020 and for the period from September 10, 2020 (inception) to December 31, 2020. See “— Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” On June 9, 2021, after consultation with RAAC's independent registered public accounting firm, management and the Audit Committee of RAAC’s board of directors revised our position related to the classification of our shares of Class A common stock between temporary equity and permanent equity in connection with the guidance within ASC 480, Distinguishing Liabilities from Equity as it specifically relates to the impact of the PIPE Investment and concluded that it was appropriate to restate RAAC’s previously issued interim condensed financial statements as of and for the three months ended March 31, 2021. As part of such processes, we identified material weaknesses in our internal controls over financial reporting.

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

We believe that the identified material weakness has been remediated as of September 30, 2021. Prior to the Merger, the Company’s internal control and review process relied upon different employees, processes, and technology. The current internal control and review process includes (i) expanded review processes for complex securities and related accounting standards, (ii) the utilization of third-party professionals and consultations regarding complex accounting applications, and (iii) a larger accounting staff with the requisite experience and training.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses in our internal controls over financial reporting.

We may face litigation and other risks and uncertainties as a result of the material weaknesses in our internal control over financial reporting and the restatement of our financial statements.

As a result of the material weakness described above, the restatement of previously issued financials of RAAC, the change in accounting for the warrants and other matters raised or that may in the future be raised by the Securities and Exchange Commission, we face potential for litigation, inquiries from the Securities and Exchange Commission and other regulatory bodies, other disputes or proceedings which may include, among other things, monetary judgments, penalties or other sanctions, claims invoking the federal and state securities laws and contractual claims. As of the date of this Quarterly Report on Form 10-Q, we have no knowledge of any such litigation, inquires, disputes or proceedings. However, we can provide no assurance that such litigation, inquiries, disputes or proceedings will not arise in the future. Any such litigation, inquiries, disputes or proceedings, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete our initial business combination.

Risks Relating to Ownership of our Securities

Our Class A common stock and warrant prices may be volatile or may decline regardless of our operating performance and you may lose some or all of your investment.

The trading price of our Class A common stock and warrants is likely to be volatile and the stock market recently has experienced extreme volatility and may experience similar volatility moving forward. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares or warrants at an attractive price due to a number of factors such as those listed in “— Risks Relating to Berkshire Grey’s Business and Industry” and the following:

•
the previous and continued impact of the COVID-19 pandemic on our financial condition and the results of operations;
•
our operating and financial performance and prospects;
•
our quarterly or annual earnings or those of other companies in our industry relative to market expectations;
•
conditions that impact demand for our solutions;
•
future announcements concerning our business, our clients’ businesses or our competitors’ businesses;
•
the public’s reaction to our press releases, other public announcements and filings with the Securities and Exchange Commission;
•
the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”);
•
the size of our public float;
•
coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
•
market and industry perception of our success, or lack thereof, in pursuing our growth strategy and the effects of such perception on our brand and reputation;
•
strategic actions by us or our competitors, such as acquisitions or restructurings;
•
changes in laws or regulations which adversely affect our industry or us;
•
changes in accounting standards, policies, guidance, interpretations or principles;
•
changes in senior management or key personnel;
•
issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
•
adverse resolution of new or pending litigation against us; and
•
changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

These broad market and industry factors may materially reduce the market price of our Class A common stock and warrants, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low. As a result, you may suffer a loss on your investment.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business, regardless of the outcome of such litigation.

We do not intend to pay dividends on our Class A common stock for the foreseeable future.

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, certain restrictions related to any future indebtedness, industry trends and other factors that our board of directors may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing our future indebtedness. In addition, we may incur indebtedness, the terms of which may further restrict or prevent us from paying dividends on our Class A common stock. As a result, you may have to sell some or all of your Class A common stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends, particularly when others in our industry have elected to do so, could also adversely affect the market price of our Class A common stock.

If securities analysts do not publish research or reports about us, or if they issue unfavorable commentary about us or our industry or downgrade our Class A common stock, the price of our Class A common stock and warrants could decline.

The trading market for our Class A common stock and warrants will depend in part on the research and reports that third-party securities analysts publish about us and the industries in which we operate. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline. Moreover, if one or more of the analysts who cover us downgrades our Class A common stock, or if our reporting results do not meet their expectations, the market price of our Class A common stock and warrants could decline.

Our issuance of additional shares of Class A common stock or convertible securities could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect the price of our Class A common stock and warrants.

We have filed a registration statement with the SEC on Form S-8 providing for the registration of shares of our Class A common stock issued or reserved for issuance under our 2021 Stock Option and Incentive Plan (the “2021 Plan”). Subject to the satisfaction of vesting conditions and the expiration of lockup agreements, shares registered under the registration statement on Form S-8 are available for resale in the public market without restriction. From time to time in the future, we may also issue additional shares of our Class A common stock or securities convertible into Class A common stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of our Class A common stock or securities convertible into our Class A common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our Class A common stock and warrants.

In the future, we may obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our Class A common stock and warrants, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Class A common stock. Additionally, debt securities convertible into equity or preferred stock, if issued, may be given preferential rights or powers that could affect the rights and powers of our current stockholders. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of our Class A common stock and warrants bear the risk that our future offerings may reduce the market price of our Class A common stock and warrants and dilute a Class A common stockholder’s percentage ownership.

Future sales, or the perception of future sales, of our Class A common stock or securities convertible into shares of our Class A common stock by us or our existing stockholders in the public market could cause the market price for our Class A common stock and warrants to decline.

The sale of shares of our Class A common stock or securities convertible into shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock and warrants. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Certain of our existing stockholders may resell their shares of Class A common stock without restriction, subject to, in the case of stockholders who are our affiliates, volume, manner of sale and other limitations under Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

In addition, shares of our Class A common stock issuable upon exercise or vesting of incentive awards under our incentive plans may be eligible for sale in the public market, subject to any lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144. Furthermore, shares of our Class A common stock reserved for future issuance under our 2021 Plan, including pursuant to the evergreen provision that allows our board of directors to reserve additional shares of Class A common stock for future issuance under the 2021 Plan each calendar year, may become available for sale in future.

The market price of shares of our Class A common stock and warrants could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of our Class A common stock or other securities.

We may redeem any outstanding unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making the warrants worthless.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sale price of our Class A common stock for any 20-trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants as described above could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by RAAC Management LLC or its permitted transferees.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of shares of Class A Common Stock determined based on the redemption date and the fair market value of our Class A Common Stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are ”out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A Common Stock had your warrants remained outstanding. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares of Class A Common Stock received is capped at 0.361 shares of Class A Common Stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our securityholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K under the Securities Act. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenue equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may make comparison of our financial statements with other public companies difficult or impossible.

Certain provisions, including anti-takeover provisions, in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock and warrants.

Our articles of incorporation, as amended (our “Charter”), our bylaws, and the Delaware General Corporation Law (“DGCL”), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the market price of our Class A common stock and warrants. Among other things, our Charter and bylaws include the following provisions:

•
a staggered board, which means that our board of directors is classified into three classes of directors with staggered three-year terms and directors may be removed from office (i) only for cause and (ii) only by the affirmative vote of the holders of not less than two thirds of the outstanding shares of capital stock then entitled to vote at an election of directors;
•
limitations regarding special stockholder meetings, including the requirement that a special meeting of stockholders may be called only by a majority of our entire board of directors, which could delay the ability of stockholders to force consideration of a proposal or to action, including the removal of directors and the adoption of desired governance changes;

•
a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders and, therefore, could delay the ability of stockholders to force consideration of a stockholder proposal or to take action;
•
the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders;
•
the ability of our board of directors to amend our bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our bylaws to facilitate an unsolicited takeover attempt;
•
limitation of liability of, and the indemnification of, our directors and officers; and
•
advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our board of directors or management.

Any provision of our Charter and bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock and warrants and could also affect the price that some investors are willing to pay for our Class A common stock and warrants.

Our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery (the “Chancery Court”) of the State of Delaware shall be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employee of Berkshire Grey or Berkshire Grey’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or our Charter or bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our Charter or bylaws, or (v) any action asserting a claim against Berkshire Grey governed by the internal affairs doctrine. The foregoing provisions will not apply to any claims arising under the Exchange Act or the Securities Act and, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.

The choice of forum provision in our bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Berkshire Grey or any of Berkshire Grey’s directors, officers, or other employees, which may discourage such lawsuits with respect to such claims. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ organizational documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, our bylaws will designate the United States District Court for the District of Massachusetts as the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision, and we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Our operating results are subject to significant quarterly fluctuations due to the nature of our business, our limited number of customers and the uneven flow of our order volume.

Our quarterly revenues, expenses and operating results have varied significantly in the past and we expect that they will continue to vary significantly in the future. The nature of our business and the unpredictable demand for our AI-enabled robotic automation products result in customer orders that vary widely by size and that do not occur on a predictable timeline. In particular, our operating results fluctuate due to our limited number of existing customers, the uneven timing of the fulfillment of our customers’ orders, the number, timing and significance of our product enhancements and new product announcements and those of our competitors, customer order deferrals, changes in the mix of our domestic and international revenues, and our level of international expansion. As a result, we have experienced and expect to continue to experience significant fluctuations in quarterly revenues and expenses, largely attributable to customer buying patterns and large order sizes.

Due to our expectation that our quarterly revenues, expenses and operating results will continue to vary significantly in the future, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that, in any event, such comparisons should not be relied upon as indications of future performance. We have limited ability to forecast future revenues, and it is likely that our operating results will be below the expectations of public market analysts and investors in one or more future quarters. In the event that our operating results are below such expectations, the price of our common stock may decline.

If we are unable to accurately estimate contract risks, revenue or costs, the timing of new awards, or the pace of project execution, we may incur a loss or achieve lower than anticipated profit.

Accounting for contract-related revenue and costs requires management to make significant estimates and assumptions that may change substantially throughout the project lifecycle, which has previously resulted, and in the future could result, in a material impact to our consolidated financial statements. In addition, cost overruns have previously resulted, and in the future may result, in lower profits or losses. Changes in laws, policies or regulations, including tariffs and taxes, in the future could impact, the prices for materials or equipment. Further, our results of operations have historically fluctuated, and may continue to fluctuate, quarterly and annually depending on when new awards occur and the commencement and progress of work on projects already awarded.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Note 3, "Merger" in the Consolidated Financial Statements regarding Subscription Agreements between RAAC and certain investors.

As discussed in Note 3, “Merger”, to the Consolidated Financial Statements, in connection with the Merger, RAAC obtained commitments from the PIPE Investors to purchase shares of our Class A common stock for a purchase price of $10.00 per share, in the PIPE Investment. The PIPE Investors committed an aggregate of $165,000,000 to purchase an aggregate of 16,500,000 shares of Class A common stock. Such commitments were made by way of the Subscription Agreements. Certain offering related expenses were payable by RAAC. The PIPE Investment was consummated on July 21, 2021 immediately prior to the Closing, generating $165,000,000 in proceeds for use in the transactions contemplated by the Merger Agreement. The shares of Class A common stock issued pursuant to the Subscription Agreements have not been registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

Repurchase of Common Stock

As discussed within Note 8, "Related Party Transactions", to the Consolidated Financial Statements, the Company repurchased shares of common stock sufficient to repay the Promissory Note. The terms of the repurchase are as follows:

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
July 1, 2021 - July 31, 2021	1,023,825	$10.00	N/A	N/A
August 1, 2021 - August 31, 2021	—	—	N/A	N/A
September 1, 2021 - September 30, 2021	—	—	NA/	N/A
Total	1,023,825	$10.00	N/A	N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39768) filed on July 27, 2021).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (Reg. No. 333-258991), filed on September 1, 2021).

10.1

Amended and Restated Registration Rights Agreement, dated as of July 21, 2021, by and among the Company, RAAC Management LLC, Steven A. Museles, Phyllis R. Caldwell, Jason M. Fish, Andrew Wallace and certain former stockholders of Legacy Berkshire Grey (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39768) filed on July 27, 2021).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-39768) filed on July 27, 2021).

10.3	2021 Stock Option and Incentive Plan for Berkshire Grey, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K (File No. 001-39768) filed on July 27, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berkshire Grey, Inc.

Date: November 12, 2021	By:	/s/ Thomas Wagner
Thomas Wagner
Chief Executive Officer

Date: November 12, 2021	By:	/s/ Mark Fidler
Mark Fidler
Chief Financial Officer