Form 10-K
period 2021-12-31
Berkshire Grey, Inc.
filed 2022-03-29
CIK 1824734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39768

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $280.4 million.

The number of shares of Registrant’s Common Stock outstanding as of March 23, 2022 was 232,374,824.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2022 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference in Part III of this Form 10-K.

i

As used in this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” “Berkshire Grey” and the “Company” refer Berkshire Grey, Inc. (f/k/a Revolution Acceleration Acquisition Corp), a Delaware corporation, and its consolidated subsidiaries following the effective time of the Merger Agreement, dated as of February 23, 2021, by and among RAAC, Pickup Merger Corp and Legacy Berkshire Grey (the “Merger Agreement”). Unless the context otherwise requires, references to “RAAC” refer to Revolution Acceleration Acquisition Corp, a Delaware corporation, prior to the effective time of the Merger Agreement, and references to “Legacy Berkshire Grey” refer to Berkshire Grey, Inc. (currently known as Berkshire Grey Operating Company, Inc.), a Delaware corporation, prior to the effective time of the Merger Agreement.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, our business strategy, the realization of our order backlog, plans and prospects, existing and prospective products, research and development costs, timing and likelihood of success, and plans, market growth, trends, events and our objectives of management for future operations and results, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements. Important factors, among others, that may affect actual results or outcomes include:

•
the expected benefits from the business combination pursuant to the terms of the Merger Agreement (the “Business Combination”);
•
our plans to develop and commercialize our product candidates;
•
our ability to continue to develop new innovations to meet constantly evolving customer demands;
•
our expectations regarding the impact of the ongoing COVID-19 pandemic on our business, industry and the economy;
•
our estimates regarding future expenses, revenue, earnings, margin, capital requirements and needs for additional financing;
•
our expectations regarding the growth of our business, including the potential size of the total addressable market;
•
our ability to maintain and establish collaborations or obtain additional funding;
•
our ability to obtain funding for our future operations and working capital requirements and expectations regarding the sufficiency of our capital resources;
•
the implementation of our business model and strategic plans for our business following the Business Combination;
•
our intellectual property position and the duration of our patent rights;
•
developments or disputes concerning our intellectual property or other proprietary rights;
•
our ability to compete in the markets we serve;
•
our expectations regarding its entry into new markets;

•
competition in our industry, the advantages of our solutions and technology over competing products and technology existing in the market and competitive factors, including with respect to technological capabilities, cost and scalability;
•
the impact of government laws and regulations and liabilities thereunder;
•
our need to hire additional personnel and our ability to attract and retain such personnel;
•
our ability to raise financing in the future; and
•
the anticipated use of our cash and cash equivalents.

The risks and uncertainties set forth above are not exhaustive. Other sections of this Annual Report on Form 10-K, including Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” discuss these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of any new information, future events, changed circumstances, or otherwise.

SUMMARY OF RISK FACTORS

The risk factors detailed in Part I, Item 1A entitled “Risk Factors” in this Annual Report on Form 10-K are the risks that we believe are material to our investors, and a reader should carefully consider them. Those risks are not all of the risks that we face, and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the risk factors detailed in Part I, Item 1A of this Annual Report on Form 10-K:

•
We have incurred net losses in every year since our inception, we anticipate expenses will increase in the future and we may not be able to achieve or maintain profitability.
•
We have generated substantially all of our revenue to date, and expect to generate a significant portion of our future revenue, from a limited number of customers.
•
The substantial majority of our contracts by revenue permit our customers to terminate their orders or such customer relationship for convenience, and such terminations, if effected, would adversely affect our future revenues and could have a significant negative impact on our financial condition and results of operations.
•
We have generated substantially all of our revenue to date from three product solutions. We may experience significant delays in the design, development, production and launch of new solutions, and we may be unable to successfully commercialize additional solutions as we expect.
•
Our mobile solutions use lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame in limited circumstances, which may lead to concerns about the batteries we use and have a negative impact on our sales or our reputation.
•
Our business may not grow as rapidly as we expect if we do not successfully develop new sales channels.
•
If our limited number of third-party manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and our brand may be damaged.
•
Our existing and planned global operations subject us to a variety of risks and uncertainties that could adversely affect our business and operating results.
•
Some of our solutions may contain customer-specific provisions that may impact the period in which we recognize the related revenue under GAAP.
•
Any unauthorized control or manipulation of our solutions or robots, or theft or vandalism of our robots, could negatively impact our ability to conduct business and compromise the integrity of our solutions, resulting in significant data losses to our Company and our customers or the theft of intellectual property, damage to our reputation and significant liability to third parties.
•
Laws and regulations governing the robotics and AI automation industries are still developing and may restrict our business or increase the costs of our solutions.

•
Global economic, political and social conditions and uncertainties in the markets that we serve, including risks and uncertainties caused by the COVID-19 pandemic, may adversely impact our business.
•
We may incur substantial costs and challenges enforcing and defending our intellectual property rights.
•
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
•
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
•
If we fail to grow our business as we expect, or if market adoption of AI-enabled robotics and automation solutions does not continue to develop, or develops more slowly than we expect, our revenue, gross margin and operating margin will be adversely affected. If we grow our business as we expect but fail to effectively manage our growth, our business may be harmed, and our results of operation may be adversely impacted.
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
•
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
•
Our ability to utilize net operating losses from prior tax years to offset our taxable income may be limited.
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
•
The price of our Class A common stock has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our Class A common stock could incur substantial losses.
•
Future sales, or the perception of future sales, of our Class A common stock or securities convertible into shares of our Class A common stock by us or our existing stockholders in the public market could cause the market price for our Class A common stock and warrants to decline.
•
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act of 1933, as amended, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
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

PART I

Item 1. Business.

Company Overview

Berkshire Grey is an Intelligent Enterprise Robotics (“IER”) company pioneering and delivering transformative AI-enabled robotic solutions that automate filling ecommerce orders for consumers or businesses, filling orders to resupply retail stores and grocery stores, and handling packages shipped to fill those orders. Our solutions transform supply chain operations and enable our customers to meet and exceed the demands of today’s connected consumers and businesses.

Our IER capabilities are grounded in patented and proprietary technologies for robotic picking (each picking or unit handling), robotic sortation (sortation of individual products, orders and parcels), robotic movement and mobility (movement and storage of orders and goods), and system orchestration which enables various intelligent subsystems to work together so that the right work is being done at the right time to meet our customer’s needs. We are a technology leader in robotics and AI automation with an intellectual property position buttressed by trade secrets and protected in part by 120 patents issued and 285 patents pending in technologies including robotic picking, mobility, gripping, sensing and perception, general robot control, and differentiated supporting mechanisms. Our proprietary technologies enable us to offer holistic solutions that automate supply chain operations. Our solutions include moving goods to robots that then pick and pack ecommerce or retail orders, robotically moving and organizing inventory and orders within a warehouse or logistics facility, and robotically sorting packages and shipments.

We deliver solutions. We are not a component technology company nor are we a conventional systems integrator. Instead, we create products from the technologies we pioneer and develop, and then incorporate the products (product modules) into solutions that meet customer performance metrics requirements such as throughput and accuracy rates. Once installed, our solutions meet or exceed performance specifications “out-of-the-box” and do not need to be pre-programed to perform its function. Our solutions address entire process functions within a warehouse or order fulfilment operation, which enables customers to focus on the core of their business and creates attractive returns for them. We also offer our customers post-installation support in the form of software updates as well as professional services including maintenance, system operation, and cloud-based monitoring and analytics. Because of our modular approach to solutions and the role of our software, we offer customers the ability to incrementally add to or modify solutions, and we can incorporate outside technologies with our product modules if desired. Further, since our solutions are modular, our systems can be implemented in both brownfield and greenfield sites while mitigating disruption to existing operations. We offer customers a range of purchase options including a robotics-as-a-service (“RaaS”) program that minimizes the up-front capital required when compared to conventional equipment purchase models. We also expect to realize recurring revenues from software maintenance and other services offered to our customers post-installation.

We created these technologies, product modules, and solutions to support our customers at a time that supply chain operations are under increasing competitive pressures driven by changes in consumer expectations related to the growth of ecommerce. According to LogistisIQ, global ecommerce sales have grown at a CAGR of 20% over the last decade, reaching approximately $3.5 trillion worldwide in 2019 and are expected to grow to approximately $7.5 trillion by 2026. Today’s consumers expect large numbers of items to choose from, fast fulfillment, “free” shipping, limited or zero substitutes, and rapid delivery of goods. These consumer expectations put significant pressures on conventional supply chain operations, and it is these pressures that Berkshire Grey technologies help customers address.

Just as consumer expectations have changed, so too must the underlying supply chain technologies. Retailers, eCommerce companies, and logistics companies are being asked for increased performance at the same time that competitive pressures and labor availability issues are pronounced. The top three industry challenges, per a recent MHI study, are labor availability, increasing consumer demands, and increasing competitive intensity. With our AI-enabled technologies, product modules, and solutions, customers can better meet increasing consumer demands and maximize the abilities of human workers, and can do so competitively.

We believe that the addressable opportunity for Berkshire Grey technology, product modules, and solutions is large. Based on labor consuming approximately 65% of warehousing spend (F. Curtis Barry & Company) and total annual global warehouse spend of $350 billion (McKinsey), global annual spending on warehouse labor is approximately $230 billion, which represents manual labor associated with processes that can be automated with our technology. Further, according to Mordor Intelligence, $56 billion is spent annually on automated material handling equipment globally, representing additional market opportunity for our technology. These two factors together yield an addressable market for our technology, product modules, and solutions of approximately $280 billion annually.

To date, most of our deployments have been with large, Fortune 50 companies, where our technology and solutions in production have achieved targeted metrics including throughput, accuracy, equipment effectiveness, and others. Our significant customers include Walmart, Target, FedEx, and TJX. Since inception, our customers have ordered approximately $200 million of systems from us, and as of December 31, 2021 we had orders of approximately $105 million in backlog that we expect to deliver and install during 2022 and early 2023. In 2021 Target Corporation, TJX, and FedEx, comprised approximately 32%, 27%, and 14% of our revenue, respectively, and in 2020 Target Corporation and SoftBank Robotics Corp., an affiliate of SB SVF II, a related party of Berkshire Grey, comprised approximately 70% and 30% of our revenue, respectively.

While we have more than a dozen product module offerings incorporating AI and other advanced technologies, we continue to develop new technologies and product modules. The strength of our team enables this continuous development — of our approximately 400 employees as of December 31, 2021, approximately 85% have technical degrees, approximately 55% have advanced degrees and over 30 employees have PhD’s. Our engineering team has well over 1,000 years of combined robotics experience.

Industry Background

According to Statistica, there are almost 19,000 warehouse facilities in the United States, and it is these facilities that represent a critical link in the commerce supply chain. The flow of goods throughout a warehouse or logistics facility typically starts with receiving products in bulk and ends with items exiting the facility by shipping items either in different bulk bundles or as single units depending on the use case. When items arrive at the warehouse they are generally unpacked, counted, and stored. When an ecommerce or store order arrives, goods are picked to meet that order, which is typically in batches of several orders at a time. The batches of picked goods are then sorted into their respective orders, packed into boxes, and shipped to stores or individual consumers. The process is generally similar for ecommerce and retail replenishment purposes and there are many similarities and parallels in package sortation facilities used by logistics companies. Today, most facilities utilize human labor to perform these functions, which creates challenges for businesses when labor is scarce or when labor requirements fluctuate during peak seasons. The figure below illustrates the prototypical flow of goods within a warehouse.

These are all processes that can be made more efficient with automation, in whole or in part, with our IER capabilities and specific solutions. Movement and mobility provide a common underlying substrate that enable goods to flow through the various processes while picking provides the ability to automate the item or smaller unit handling steps. Other providers’ systems or components that address only a portion of the value chain, e.g., a unique robotic gripper or even an individual mobile robot that, for example, only carries picked totes, by definition, support only that specific operation and have less potential to support the customer and have a smaller total addressable market.

Over the last several years, there has been a significant evolution of the retail industry, driven by changing demographics and a shift from shopping in conventional brick-and-mortar stores to online to omnichannel commerce fulfillment. Fundamental changes in consumer buying behavior have substantially increased the complexities of supply chains, order fulfillment processes and logistics. Consumers are demanding greater product choice and availability, shorter delivery times, free delivery, and simpler return processes. Just as consumer behaviors have changed, the underlying supply chain operations and supporting technologies must change too. Ecommerce is a driving factor in these changes — even impacting brick-and-mortar operations and their evolution such as ordering online for pick-up at store and related services.

Ecommerce is expected to continue to grow rapidly. The COVID-19 pandemic has provided added energy to that growth and transition. Such growth requires businesses to innovate their supply chains. Large companies such as Amazon have accelerated this phenomenon. Amazon has grown into the largest ecommerce business in the United States and according to Bank of America, Amazon captured more than 44% of the ecommerce market in the United States in 2019. Amazon’s investment in automation has enabled this growth. By investing in automation, Amazon has been able to offer its customers a large selection of items with fast fulfillment at competitive cost levels. Disruption due to Amazon pertains not just to the consumer behaviors and expectations but to the underlying supply chain operations as well. Other retailers, ecommerce companies, grocers, and logistics companies that participate in the same markets must compete. At Berkshire Grey we offer these companies our technology, product modules, and solutions to support these needs.

Intelligent Enterprise Robotics (IER)

Berkshire Grey has the full portfolio of the capabilities that we believe are necessary to automate supply-chain and logistics enterprises today and enables a fully automated potential future. We call this set of capabilities Intelligent Enterprise Robotics, or IER, and we have these capabilities in house and offer solutions that combine these capabilities to our customers:

•
Intelligence Software — software platforms which provide AI-enabled capabilities for individual modules, such as picking and mobility, but also that provide system-level intelligences and orchestration of such robots to achieve overall system-wide performance.
•
Automated Picking Platform — a platform capable of picking and packing individual items (“eaches”) or units of varying shapes, sizes, density, and material types, combined with thoughtful placement and the ability to meet specific requirements such as container density.
•
Intelligent Mobile Robotic Platform — mobile robots which enable goods, bins, totes, cases, orders, boxes, etc., to be efficiently routed and moved utilizing multi-channel workflow sortation and aisle-friendly sequencing.
•
Amplification Robotics & Automation — amplification and support robots which enact physical work and multiply the benefits of more complex subsystems such as picking and autonomous mobility.
•
Cloud Analytics Platform — global data aggregation with multi-modal access providing analytics and reporting on a range of attributes including system performance and goods processed.
•
Cloud AI — the AI that operates the various systems and subsystems must be cloud enabled so that they can operate from locations ranging from customer’s server rooms to remote hosted platforms.
•
Holistic Sensing and Perception — systems must be capable of understanding the task world, in real time, and responding intelligently to items, situation, and context. This includes being able to understand thousands of SKUs and items of different types, understand boxes, bins, and totes, and even difficult to process items like polybags, and to determine the state of the broader warehouse and supply chain around them.
•
Enterprise APIs — systems must be able to integrate and communicate with a variety of warehouse management systems (WMS, WES, WCS).
•
Wrapping & Incorporation of Third-Party and Other Legacy Systems — to enable enterprise transformation, systems and product modules must be designed to accommodate third-party systems, including robots, and legacy systems, e.g., existing AS/RS systems, where possible, and software must be able to interface with said software systems.
•
Brownfield and Greenfield Installation — systems and products must be amenable to both brownfield and greenfield installation.
•
Modularity, Flexibility, and Scalability — systems and products must be incrementally scalable and changeable to meet ever changing needs of the customers by adding new modules and robots.
•
Dynamically Adjustable Performance — solutions must have the ability to change performance characteristics of individual modules or the overall system via software to accommodate changes as the enterprise grows and changes.

•
Mobile Data Access for Customers — systems must support mobile monitoring data and analytics so that customers can see and understand operations in real time even if offsite and be able to access this information via mobile device such as a cell phone.

In addition, we believe to best utilize IER capabilities, a company must offer customers a full spectrum of services. Our portfolio of services includes:

•
Full Analysis & Design — we start with an analysis of the customer’s processes, product flows, goods handled, and even the physical layout of their existing systems, and use proprietary analysis methodologies and simulation to create solutions using our product modules and technological capabilities for our customers.
•
Installation & Commissioning — we manufacture, install, and commission our systems. At the customer’s request, we can also modify or remove existing infrastructure.
•
Professional Services — we offer a full suite of professional services from software updates, to maintenance, to remote monitoring, and even system operation.

Technology

While robots are physical and do physical work, algorithms and software produce much of the differentiated performance. Our intelligent algorithms and software differentiate Berkshire Grey systems from conventional robotic automation systems and enable us to automate tasks within warehouse and fulfillment center operations that have until recently not been automatable. For example, in manufacturing settings, conventional robotic tasks may include a robot painting a car. Here, the robots are generally executing plans by rote – plans that are often simply programmed in advance by a human engineer. The car shape is known, the position of the car is known, and where the paint needs to be applied is known. In these cases, the capabilities are not about the robot being intelligent but are instead about the robot being a well-designed device which repeats these predefined steps on a predefined shape by rote and does so with high precision. In contrast, robotic systems must self-determine movements and operations online, as they operate, because they process many different types of items with one system and the items are presented chaotically in bins, totes, on conveyor belts, etc. In addition, the items themselves are not perfectly and consistently modeled or known, e.g., a small change in a label will make an item look slightly different. Where items must be placed in an outgoing box, for instance, is also situationally dependent e.g., considering what other items were ordered and what is already in the box are questions the robot must determine on its own as it works.

To produce the returns that our systems generate for our customers, Berkshire Grey employs a wide variety of proprietary AI techniques to enable the robots to scan a bin or tote, identify the contents, decide where and how to pick an item up, plan motions to pick up the item, plan motions to the outgoing receptacle, determine where in the outgoing receptacle to place the item, and then deposit the item in the determined location. To do this, our systems employ multiple AI subsystems for several key tasks, including perception and sensor interpretation, motion planning to move the robot, planning for where and how to pick-up an item, for tracking the system’s execution, and other critical aspects of the system’s operation. Our AI technologies also employ machine learning to improve performance over time. However, it is important to note that our systems are designed to meet the customers’ performance goals out of the box, and improvements achieved though machine learning benefit the customer over the long-term. We do not require months, years, or even minutes of teleoperation (also known as remote control of the robot by manual means) in advance to be effective.

Artificial intelligence is at the core of the solution
Systems of systems orchestration
Computer vision & scene understanding
Holistic sensing, haptics & inference
Motion planning
Machine learning
Grasp planning
AI
IT integration / API
Mobile user interface
Remote monitoring, management, and software maintenance

To create product modules and solutions that perform useful work in an intelligent fashion, our AI algorithms and software are combined with differentiated hardware (which include our robotic pick cells, SpectrumGrippers, Hyperscanners, vision systems, mobile robots, among others) to form product modules as referenced in the figure below. Differentiated hardware is important to enable the AI and to enable high-performance execution of the physical task. Patented grippers equipped with sensing and compliance in key areas, for instance, inform the AI and unlock its ability to perform the task well. Patented sensors enable the systems to see and process certain items, e.g., polybags which are notoriously difficult to handle and process. Our differentiated hardware is protected in part by 120 patents issued and 285 patents pending. The AI algorithms and software are trade secrets. These AI algorithms and software are combined with the differentiated hardware, along with selected off-the-shelf components, e.g., motors, in specific ways to create product modules. These product modules are generally manufactured by contract manufacturers, to our standards, which enables Berkshire Grey to scale more quickly by utilizing multiple contract manufacturers as appropriate. Solutions for our customers are then generated by analyzing customer goods, their processes and infrastructure, available physical space, etc., to determine which product modules to utilize and the corresponding appropriate layout and product flow.

Product Modules

Our defined IER product module portfolio includes more than a dozen offerings which are combined to create solutions for our customers. To create product modules and solutions that perform useful work in an intelligent fashion, our AI algorithms and software are combined with differentiated hardware to form product modules. Our product modules include:

Benefits Of Our Solutions

We believe Berkshire Grey’s technology, product modules, and solutions provide material benefits including:

•
Versatility — Our proprietary hardware and artificial intelligence driven software enables our solutions to handle SKUs, parcels and packaging of many types, shapes, colors, and patterns, including polybags, tubes, envelopes, mailers, odd-shaped boxes, containers, apparel, electronics, housewares, packaged food, childcare products, pet care items, health and beauty items, and other general merchandise. Our vision systems, AI and machine learning algorithms combined with haptics and gripping technology enable our solutions to handle wide ranges of products without the need for pre-programming or other manual processes to “teach” our robots. Further, our technology and product modules industry agnostic — they can be applied broadly to businesses that fill orders or perform logistics.
•
Speed and Accuracy — The need to process items faster and more accurately has become increasingly more important for retailers and logistics businesses. Our solutions help in both regards. For example, some of our solutions automate work equal to that performed by many people — amplifying what human staff at a customer facility can process. As our solutions increase in size, the amount of support provided by the automation increases generally with the potential to automate the work of substantially more workers, reducing reliance on labor when labor availability is an issue. Our proprietary hardware and AI driven software also delivers highly accurate performance in the range of over 99%.
•
Reliability — Our technology, product modules, and solutions are designed to be robust and to minimize downtime and require little human intervention when operating in production environments. Our solutions are designed to minimize single points of failure, and our system uptime often ranges over 99%.
•
Flexibility and Scalability — Our product modules and solutions are designed to be modular both technically and physically. This means they can fit easily into different layouts within our customers’ facilities. Software combined with this modularity also means our product modules are incrementally changeable, scalable, and adaptable via software. As customers’ needs increase, additional modules or robots can be added as appropriate.

•
Efficiency and Economic Benefits — Our solutions are used by Fortune 50 companies and other customers to improve their overall efficiency, reduce costs, increase processing accuracy and increase flexibility. Our customers have experienced improvements in operating efficiencies, labor costs, and throughput.

These benefits enable tangible competitive advantages for our customers, which we see as creating a flywheel of economic transformation for our customers. Generally, investment in our AI-enabled robotics and automation solutions provides customers with increased operational capabilities which allows them to offer more (choices, performance, etc.) to their customers, while doing so at a lower overall cost. Growing the topline through better customer satisfaction at a lower cost profile creates economic competitive advantage, and the cycle continues.

Our Market Opportunity

Historically, conventional automation was implemented primarily to reduce operating costs. In the last several years, the rapid growth of ecommerce has accelerated the need for distribution centers, logistics facilities and warehouses to adopt robotics and AI automation technologies to not only reduce operating costs, but to keep up with changes in consumer buying behavior and to remain competitive. We believe our technology, product modules, and solutions can be used in many businesses with order fulfillment, distribution and logistics facilities in a variety of industries, and our technology plays a key role in improving operational efficiencies, reducing labor dependencies, improving flexibility and increasing speed. We sell into a variety of market verticals, including ecommerce, retail, grocery, package handling, and third-party logistics. We market globally, and our deployments to date have been in the United States, Japan and Canada. In addition, we recently expanded our sales and marketing efforts in Europe.

We believe we are well positioned to capitalize on the large and expected rapid growth of the robotics and AI automation market and that only a limited amount of automation penetration has occurred to date. Based on labor consuming approximately 65% of warehousing spend (F. Curtis Barry & Company) and total annual global warehouse spend of $350 billion (McKinsey), global annual spending on warehouse labor is approximately $230 billion, which represents manual labor associated with processes that can be automated with our technology. Further, according to Mordor Intelligence, $56 billion is spent annually on automated material handling equipment globally, representing additional market opportunity for our technology. Therefore, our technology could provide solutions for an addressable market of over $280 billion annually.

Our Growth Strategy

The key elements of our strategy for growth include the following:

Expand existing relationships with large anchor customers

To date, most of our deployments have been with large, Fortune 50 companies, where our technology and solutions in production have achieved targeted metrics including throughput, accuracy, equipment effectiveness, and others. Our customers include Walmart, Target, FedEx, and TJX with solutions in operation or being installed. These customers have thousands of stores and hundreds of fulfillment and logistics centers in which our solutions can be implemented. Our goal is to continue our collaborative relationship with our large customers and to continue to help them add new levels of technology and automation throughout their network of operations. The underlying modular and flexible product modules that we combine to create solutions, which can be deployed in both brownfield and greenfield situations, help to support this model.

Invest in sales and marketing to build a diverse, global customer base and expand geographically

We intend to continue to invest in our sales and marketing efforts to rapidly expand our customer base. We currently focus on five market verticals with our technology: retail, ecommerce, grocery, package handling and 3PL. We believe that these market verticals provide the largest immediate opportunity for us due to the growth and challenges businesses face with the fundamental changes in consumer buying behavior, and we have developed our solutions to address these challenges. We believe nearly every ecommerce company, retailer, grocer, and logistics business is a potential customer.

Our deployments to date have been in the United States, Japan, and Canada. We expect to expand our installations with customers in other regions internationally. We also intend to expand our sales and marketing efforts into Europe and Asia, and we have established offices in the UK and Japan to scale our efforts in those regions.

Continue to invest in technology

We intend to expand our engineering efforts to create increasingly more powerful artificial intelligence software platforms and differentiated hardware. This will continually increase product module and solution productivity and expand our market opportunity and enable our customers to enjoy the benefits of AI-enabled robotics and automation solutions at scale. We also intend to expand our product module and solution offerings to other applications throughout the customer value chain. By providing robust, holistic solutions for a variety of market verticals and applications, we believe we will be able to penetrate our target markets further.

Expand Robotics-as-a-Service and other recurring and re-occurring revenue streams

To date, our revenues are primarily generated from the sale of our solutions. Customers have the option to buy our solutions outright or under a subscription-based model, RaaS. We believe the RaaS model will be financially attractive to many customers and will contribute to our growth. Additionally, we offer certain post-installation services which can renewed annually for a fee. We believe there is growth potential for recurring and re-occurring revenue streams, and we intend to accelerate offering additional value-add services, aftermarket component replacement programs, and expanding our software capabilities and services to maximize revenue from our installed base.

Pursue strategic partnerships

We intend to pursue strategic partnerships with systems integrators, companies with complimentary technologies, software application providers, distributors, and consulting firms to expand the channels in which our solutions are marketed. We believe working with these partners will allow us to accelerate our brand awareness within a variety of industries, provide complementary capabilities, and differentiation that will attract new customers, while helping us to expand our customer base.

Our Competitive Strengths

Our IER capabilities are grounded in patented and proprietary technologies for robotic picking (each picking or unit handling), robotic movement and mobility (movement and storage of orders and goods), and system orchestration which enables various intelligent subsystems to work together so that the right work is being done at the right time to meet our customer’s needs. These are combined with the full suite of IER capabilities, defined above, which include cloud attributes, the ability to install in brownfield and greenfield settings, and a full spectrum of services from manufacturing of our product modules through to installation through to system operation. We incorporate our differentiated technologies into products (product modules) which are then incorporated into customer solutions — solutions that are designed by us to meet customer performance metrics like throughput and accuracy rates. This performant, whole-enterprise solution view, which includes differentiated technologies and a full IER suite of capabilities, enables customers to focus on the core of their business and creates attractive returns for them. We believe that these strengths provide us with competitive advantages now and into the future.

Proven technology — our solutions are in use today by large customers

To date, most of our deployments have been with large, Fortune 50 companies, where our technology and solutions in production have achieved targeted metrics including throughput, accuracy, equipment effectiveness, and others. Many of our customers have placed follow-on orders and are deploying our technology throughout their networks.

Asset-light operations

Our core hardware product modules are manufactured via third-party contract manufacturers. This is a deliberate strategy and we believe our investment in our processes will enable us to scale production rapidly. We therefore do not have plans to build factories to produce our product modules. We intend to continue to utilize a network of contract manufacturers to leverage their expertise in scaling production systems, sourcing key raw materials and implementing world-class quality control processes. This approach reduces scaling risk and allows us to focus our resources on designing solutions, continuously improving our artificial intelligence platforms and ensuring customer satisfaction.

Creative pricing models

We offer the option for our customers to purchase our solutions outright or under a subscription-based RaaS pricing model. RaaS pricing models enable some customers easier access to our technology and to automate today and support their plans for tomorrow. RaaS makes it possible to address labor availability challenges, avoid costly new warehouse buildouts, and secure the fiscal benefits of complete AI-enabled robotics and automation solutions without requiring significant upfront capital requirements.

Experienced management team and deep technological engineering capabilities

Our management team has operational experience bringing emerging technologies to market across the hardware and software sectors. Members of our management and engineering teams have significant experience at various companies and institutions focusing on robotics, artificial intelligence, and other automation technologies. Our ability to innovate and develop AI-enabled robotics and automation solutions is essential to our success. Of our approximately 400 employees as of December 31, 2021, approximately 85% have technical degrees, 55% have advanced degrees and over 30 employees have PhD’s. Our engineering team has well over 1,000 years of combined robotics experience and have developed artificial intelligence-based technology, product modules, and solutions to enable our customers to keep pace with the rapid rate of change in consumer buying behavior.

Competition

Today, we primarily compete against conventional, manual systems supported by human labor despite fundamental issues impacting businesses including labor availability, increasing consumer expectations, and increasing competitive pressures. This is partly due to the current low penetration of automation technology and partly due to the familiarity with existing manual systems and processes. When it comes to conventional equipment providers in this space, some provide equipment to support these manual processes such as conveyor belts and static manual shelving units that we, at Berkshire Grey, do not manufacture or sell as a primary solution. Some traditional material handling companies also offer AS/RS solutions which store and move goods in support of manual processes. In addition to traditional equipment providers, there are also development stage companies endeavoring to produce new technology for some of our targeted verticals and segments where many are focusing on component technologies, e.g., novel grippers, or even a mobile robot that, for example, performs only the specific task of carrying a batch picked-bin. There are also mature companies that provide component technologies such as vision or camera systems. Component technologies can be useful though from a whole solution perspective, these are elements of a solution, not a whole solution. At Berkshire Grey, we both pioneer new AI-enabled technologies and approach the customers from an enterprise perspective with our IER portfolio of capabilities, where solutions can include our technologies for picking, movement and mobility, and whole system orchestration — and where our services include full analysis and design, installation, and even system operation at the customers’ option. In addition to the discussion above, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K for a discussion of material risks to us relating to our competitive position.

Customers

Our customers include some of the largest retailers and logistics companies in the world and include Walmart, Target, TJX and FedEx. We have also secured additional medium sized customers within our five market verticals: retail, ecommerce, grocery, package handling and 3PL. Since inception, our customers have ordered approximately $200 million of solutions from us, and as of December 31, 2021, we had orders of approximately $105 million in backlog that we expect to deliver and install during 2022 and early 2023.

Research and Development

We believe our research and development capability provides us with a key competitive advantage. Our team of engineers has well over 1,000 years of combined advanced robotics experience and have backgrounds at many of the world-leading robotics, artificial intelligence and research organizations. We conduct research and development in our Innovation and R&D centers in in Bedford and Lexington Massachusetts, as well as at our R&D center located in Pittsburgh, Pennsylvania.

Our research and development activities currently include programs in the following areas:

•
Expanding the capabilities and making improvements to our technology — We intend to continually improve our technologies, differentiated hardware, and software platforms based on the learning from our installed base and areas that we identify can provide more benefit to our customers. We also intend to expand our efforts to continuously reduce system cost.
•
Expand the capabilities of our artificial intelligence software platforms — Our product modules and solutions are powered by our artificial intelligence software platforms which we expect will constantly evolve to become more robust, offer more value-add capability, improve system performance and expand solutions offerings.
•
Expand our product module and solution offerings — The robotics and AI automation industry is constantly evolving and needs to be flexible based on the changing buying behaviors of consumers and the introduction of new technologies. We intend to expand our product module and solution offerings to provide additional solutions for customers in application areas for which we currently do not have a solution. Additionally, we intend to develop solutions in adjacent applications, which could help expand our customer base or expand the penetration within existing and prospective customers.

Sales and Marketing

Our go-to market strategy consists of expanding our relationships with our anchor customers, securing new customers through direct sales and establishing strategic partnerships. We have general managers leading each of our five market verticals who have teams in place to build our pipelines and expand our customer base. We also have dedicated resources for certain key anchor customers due to their size and potential opportunity. We intend to continue to invest in our sales and marketing efforts to build our customer base and expand geographically, and we expect to focus on many of the largest businesses within each market vertical.

We intend to pursue strategic partnerships with systems integrators, companies with complimentary technologies, software application providers, distributors, and consulting firms to expand the channels in which our solutions are marketed. We believe working with these partners will allow us to accelerate our brand awareness within a variety of industries, provide complementary capabilities, and differentiation that will attract new customers, while helping us to expand our customer base.

Manufacturing and Suppliers

Our hardware product modules are manufactured via third-party contract manufacturers with international quality certifications. We develop and design product modules and processes and often build engineering prototypes in our R&D facilities or Innovation Centers. Our engineers and supply chain teams work collaboratively with our third-party contract manufacturers to develop processes to enable commercialization at scale. Our third-party contract manufacturers provide a variety of services including sourcing off-the-shelf components, manufacturing custom components, final assembly and integration, end of line testing and quality assurance per our specifications.

We initially manage the supply chain for key components, and then set up supply agreements to ensure stable supply and redundancy where applicable. Depending on the criticality of the component, our internal supply chain group may continue to manage the supplier relationship throughout the life of the solution. Commodity consumables are qualified and purchased directly from known industry leaders and provided to the customer to properly support equipment operation. In some circumstances, key consumables used in our solutions are developed and produced with partners to ensure protection of intellectual property and production that meets our specifications and quality requirements.

Intellectual Property

Our ability to drive innovation in the robotics and AI automation market depends in part upon our ability to protect our core technology and intellectual property. We seek to protect our intellectual property rights, both in the United States and abroad, through a combination of patent, trademark, copyright and trade secret laws, as well as nondisclosure and invention assignment agreements with our contractors and employees and through non-disclosure agreements with our customers, vendors and business partners. Unpatented research, development, know-how and engineering skills make an important contribution to our business, but we pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding intellectual property.

Our differentiated hardware is protected in part by 120 patents issued and 285 patents pending. The AI algorithms and software are trade secrets. Our patents and patent applications are directed to, among other things, intelligent robotics for the enterprise and span areas of focus including overall systems and processes, sensing and perception, gripping, and other mechanisms. In addition, we own more than 30 U.S. trademarks registrations and applications in the U.S. and foreign jurisdictions.

Employees and Human Capital Resources

Our employees are critical to our success. As of December 31, 2021, we had approximately 400 full-time employees based primarily in the greater Boston, Massachusetts area, as well as an office in Pittsburgh, Pennsylvania. We also engage consultants and contractors to supplement our permanent workforce on an as needed basis. A majority of our employees are engaged in engineering, research and development, and related functions. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are subject to a collective bargaining agreement or represented by a labor union.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our incentive plans are to attract, retain and motivate selected employees and consultants through the granting of stock-based compensation awards and cash-based performance awards.

Government Regulations

Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur costs to monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, laws, regulations and permitting requirements of federal, state and local authorities, including related to environmental, health and safety, anti-corruption and export controls. In addition to the discussion below, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations, and see Berkshire Grey’s Management’s Discussion and Analysis of Financial Condition and Results of Operation, together with our consolidated financial statements, including the related notes included therein, for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings.

Environmental Matters

We are subject to domestic and foreign environmental laws and regulations governing our operations, including, but not limited to, emissions into the air and water and the use, handling, disposal and remediation of hazardous substances. A certain risk of environmental liability is inherent in our production activities, operation of our solutions and the disposal of our solutions. These laws and regulations govern, among other things, the generation, use, storage, registration, handling and disposal of chemicals and waste materials, the presence of specified substances in electrical products, the emission and discharge of hazardous materials into the ground, air or water, the cleanup of contaminated sites, including any contamination that results from spills due to our failure to properly dispose of chemicals and other waste materials and the health and safety of our employees.

The export of our solutions internationally from our facilities subjects us to environmental laws and regulations concerning the import and export of electronics and other equipment. These laws and regulations require the testing and registration of some materials that form a part of our solutions.

Export and Trade Matters

We are subject to anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act 2010, as well as the laws of the countries where we do business. We are also subject to various trade restrictions, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade sanctions administered by the U.S. Department of Treasury’s Office of Foreign Assets Control and export controls administered by the U.S. Department of Commerce, we are prohibited from engaging in transactions involving certain persons and certain designated countries or territories, including Cuba, Iran, Syria, North Korea and the Crimea Region of Ukraine. In addition, our solutions may be subject to export regulations that can involve significant compliance time and may add additional overhead cost to our solutions. In recent years the United States government has a renewed focus on export matters. For example, the Export Control Reform Act of 2018 and regulatory guidance thereunder have imposed additional controls and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future solutions may be subject to these heightened regulations, which could increase our compliance costs.

See “Risk Factors — Our existing and planned global operations subject us to a variety of risks and uncertainties that could adversely affect our business and operating results. Our business is subject to risks associated with selling our solutions in locations outside the United States” beginning on page 16 of this annual report on form 10-K for additional information about the environmental, health and safety laws and regulations that apply to our business.

Available Information

We maintain a website at the following address: www.berkshiregrey.com. We make our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available on our website free of charge as soon as reasonably practicable after such reports and amendments are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Such reports are also available by accessing the EDGAR database on the SEC's website at www.sec.gov.

Our website is also a key source of important information about us. We post to the Investor Relations section of our website important information about our business, our operating results and our financial condition and prospects. The website also has a Corporate Governance page that includes, among other things, copies of our charter, our bylaws, our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, our Insider Trading Policy and the charters for each standing committee of our Board of Directors: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Copies of our charter, our bylaws, our other corporate governance documents and our SEC reports are also available in print to stockholders upon request addressed to Investor Relations, Berkshire Grey, Inc., 140 South Road, Bedford, Massachusetts 01730 or by emailing ir@berkshiregrey.com.

The information included in, referenced to, or otherwise accessible through our website, is not incorporated by reference in, or considered to be a part of, this report or any document unless expressly incorporated by reference therein.

Item 1A. Risk Factors.

In evaluating our Company and our business, you should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which case the market price of our Class A common stock and warrants could decline, and you could lose part or all of your investment. The material and other risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Relating to Berkshire Grey’s Business and Industry

Unless the context otherwise requires, all references in this “Risk Factors—Risks Related to Berkshire Grey’s Business and Industry” section to “ we,” “ us” and “ our” refer to Berkshire Grey as it currently exists following the consummation of the Business Combination and to Legacy Berkshire Grey as it existed prior to the consummation of the Business Combination.

We have incurred net losses in every year since our inception, we anticipate expenses will increase in the future and we may not be able to achieve or maintain profitability.

We have incurred net losses in each year since our incorporation in 2013, including net losses of $153.4 million for 2021 and $57.6 million for 2020. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular across our research and development efforts and sales and marketing programs, and such losses may fluctuate significantly in any given quarter. We expect to incur significant expenditures for the foreseeable future in connection with such investments, and we expect these expenditures to increase as we continue to expand our operations into new geographic areas.

These investments may not result in increased revenue or growth in our business, and our operating results may fluctuate significantly or may fall below the expectations of investors. In addition, as a newly-public company, we expect to incur significant additional legal, accounting, directors and officers insurance and other expenses that we did not incur as a private company. These increased expenditures may make it harder for us to achieve and maintain future profitability. Revenue growth and growth in our customer base may not be achievable or sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, the amount of our future losses is uncertain, our losses may be larger than anticipated and we may incur significant losses for the foreseeable future. If we do not successfully address these risks, we may not achieve profitability when expected, or at all, and even if we do achieve profitability, we may not be able to maintain or increase profitability. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investments in acquiring customers, further developing our technology or expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.

We have generated substantially all of our revenue to date, and expect to generate a significant portion of our future revenue, from a limited number of customers.

A significant portion of our revenue is derived from a limited number of customers. For the year ended December 31, 2021, Target, TJX, FedEx, and Meijer comprised approximately 32%, 27%, 14% and 12% of our revenue, respectively. For the year ended December 31, 2020, Target and Softbank comprised approximately 70% and 30% of our revenue. SoftBank is an affiliate of SVF II BG (DE), LLC, a holder of more than 5% Berkshire Grey’s outstanding stock. We have master system purchase agreements with these customers that permit them to order systems from time to time, and orders placed may be cancelled for convenience subject to payment of certain costs incurred by us. Historically, our revenue has been dependent upon a limited number of customers and we expect that we will continue to derive a majority of our revenue from a limited number of significant customers in future years. No assurance can be given that our significant customers will continue to do business with us or that they will maintain their historical levels of business. With the completion of an existing SoftBank project, we do not anticipate further immediate business with SoftBank. We expect the master purchase and license agreement with SoftBank to expire in June 2022, and SoftBank has notified us they intend the same. If our relationship with any significant customer were to cease, then our revenues would decline and negatively impact our results of operations. Any such decline could increase our accumulated deficit and result in a need to raise additional capital to fund our operations. If our expectations regarding future revenues are inaccurate, we may be unable to reduce costs in a timely manner to adjust for revenue shortfalls.

The substantial majority of our contracts by revenue permit our customers to terminate their orders or such customer relationship for convenience, and such terminations, if effected, would adversely affect our future revenues and could have a significant negative impact on our financial condition and results of operations.

A substantial majority of our revenue is derived from customers with whom we have entered into contracts that can be terminated by the customer for any reason, which may result in our failure to realize a significant portion of the value of the contract with such customer. If our relationship with any significant customer were to deteriorate or cease, we would be exposed to the risk that such customer contract may be terminated early. To the extent that we do not maintain our existing level of business with our significant or other customers, or such customers cancel existing contracts, we will need to attract new customers or win new business with existing customers, or our results of operations and financial condition will be adversely affected.

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

The battery packs in certain of our current and planned future solutions make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. Extremely rare incidents of laptop computers, cell phones and lithium-ion battery packs catching fire have raised questions and concerns about the safety of these cells. Negative public perceptions regarding the suitability of lithium-ion cells, or any future incidents involving lithium-ion cells, such as a vehicle or other device or product catching fire, could seriously harm our business, even if such incident does not involve us or our solutions. Although there have not been any observations or experiences of fire or smoke incidents associated with the lithium-ion cells incorporated within our solutions, such incidents could result in a number of increased costs and expenses being imposed on our business, including costs resulting from regulatory compliance obligations in connection with regulatory scrutiny of the industry resulting from any such future incidents.

Our sales channels are currently limited, and our business may not grow as rapidly as we expect if we do not successfully develop other sales channels such as business partnerships and strategic alliances.

To maintain and grow our business, we must maintain and expand our sales channels. To date, most of our orders have been acquired through direct sales to customers, and we have only recently begun to expand our sales channels through business partnerships. If we are unable to maintain and expand our sales channels, our growth prospects would be limited and our business or ability to realize future revenues may be harmed. We must also continuously monitor and evaluate emerging sales channels. If we fail to establish a presence in an important developing sales channel, our business and growth prospects could be harmed.

We currently depend on a limited number of third-party contract manufacturers for substantially all of our solution manufacturing. If these third-party manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and our brand may be damaged.

While there are several other potential manufacturers for most of our solutions, substantially all of our manufacturing needs are currently supplied by two third-party manufacturers, including Columbia Tech, a wholly owned subsidiary of Coghlin Companies, Inc., and PlexusCorp. We do not have ongoing manufacturing commitments with these manufacturers and we can change manufacturers at any time. In most cases, we rely on these two manufacturers to procure components and, in some cases, subcontract engineering work. Our reliance on limited number of contract manufacturers involves a number of risks, including, but not limited to:

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

We acquire certain of our supplies and services, which are critical to the ongoing operation and future growth of our business, from several third parties. Generally, our third-party contract manufacturers contract directly with component suppliers to manage their supply chains. If one of our contract manufacturers has supply chain disruption, or our relationship with our contract manufacturer terminates, we could experience delays. We also source some materials directly from suppliers. While most manufacturing equipment and materials for our solutions are available from multiple suppliers, certain of those items are only available from a limited number of sources. Should any of these suppliers become unavailable or inadequate, or impose terms unacceptable to us, such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and we may not be successful in doing so on terms acceptable to us, or at all. As a result, the loss of a limited source supplier could adversely affect our relationship with our customers as well as our results of operations and financial condition.

The facilities of our third-party contract manufacturers, our suppliers and our customers are vulnerable to disruption due to natural or other disasters, strikes, pandemics (including COVID-19 and any variants thereof) and other events beyond our control.

A major earthquake, fire, tsunami, hurricane, cyclone or other disaster, such as a major flood, seasonal storms, nuclear event or terrorist attack affecting the facilities of our third-party manufacturers, our suppliers or our customers, or the areas in which they are located, could significantly disrupt our or their operations and delay or prevent product shipment or installation during the time required to repair, rebuild or replace such damaged facilities. These delays could be lengthy and costly. Any delay in the production, shipment and installation of our solutions could impact the period in which we recognize the revenue related to that sale. Additionally, customers may delay purchases of our solutions until operations return to normal. Even if we are able to respond quickly to a disaster, the continued effects of the disaster could create uncertainty in our business operations. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, labor strikes, war or the outbreak of epidemic or pandemic diseases (including the persistence or any resurgence of further mutation of COVID-19) could have a material and negative effect on our operations and sales.

We are dependent on suppliers and suppliers to our third-party contract manufacturers who fabricate our equipment to fulfill orders placed by us. Timely delivery of orders is needed to meet the requirements of our customers, and a shortage of materials or components, such as microprocessors, can disrupt the production of our equipment.

Our products contain materials and components sourced globally from suppliers who, in may turn, source components from other suppliers. If there is a shortage of a material or component in our supply chain, and the material or component cannot be easily sourced from a different supplier, the shortage may disrupt our production of our equipment by our contract manufacturers. For example, the automation industry and other industries are currently facing a shortage of microprocessors. With a significant number of microprocessors in each of our systems, we and our other parties who need microprocessors are experiencing various levels of disruption to production. The microprocessor supply chain is complex, and a constrained capacity of certain components is occurring deep in the chain. There have been significant disruptions to capacity and reallocations of supply capacity during the COVID-19 pandemic. Furthermore, prior to the COVID-19 pandemic, microprocessor manufacturers were already seeing increasing demand and that demand has further increased based on labor shortages and the need for greater automation. A shortage of microprocessors or other materials or components can cause a significant disruption to our production schedule and have a substantial adverse effect on our financial condition or results of operations.

Our existing and planned global operations subject us to a variety of risks and uncertainties that could adversely affect our business and operating results. Our business is subject to risks associated with selling our solutions in locations outside the United States.

In 2021, we derived approximately 10% of our revenues from one customer in Japan. Revenues derived outside the United States were approximately 30% of total revenue during 2020, and we plan to increase our international operations in the future. Accordingly, we expect to increasingly face significant operational risks and expenses from doing business internationally.

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

For the year ended December 31, 2021, 10% of our revenue was derived from a customer in Japan. We currently expect to earn revenue from other international markets in 2022 and in future periods. Local and regional conditions in additional these markets may differ significantly from prevailing conditions in the United States or in other parts of the world. Our inability to effectively adapt to any shift, including failing to increase revenue from other markets, could adversely affect our business prospects and financial performance.

We may incur substantial costs and challenges enforcing and defending our intellectual property rights.

Competitors may infringe our patents, trademarks, copyrights or other intellectual property. It may be difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product. We may incur substantial costs in protecting, enforcing and defending our intellectual property rights against third parties. To counter infringement or unauthorized use, we may be required to file infringement claims on a country-by-country basis, which can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. There can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Any claims we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. Intellectual property disputes may be costly and can be disruptive to our business operations by diverting attention and energies of management and key technical personnel and by increasing our costs of doing business.

In addition, in an infringement proceeding, a court may decide that our patent is not valid, is unenforceable and/or is not infringed, or may construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, interpreted narrowly or held unenforceable, could put our patent applications at risk of not issuing, and could limit our ability to assert those patents against those parties or other competitors and curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks, which could materially and adversely affect our business and negatively affect our position in the marketplace.

Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Any of these could have an adverse effect on our business and financial condition.

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

Despite our efforts to protect our proprietary rights, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies, inventions, processes or improvements. We cannot provide assurance that any of our existing or future patents or other intellectual property rights will not be challenged, invalidated or circumvented, or will otherwise provide us with meaningful of sufficient protection. The infringement of our patents and misappropriation of confidential or trade secret technologies may occur in facilities where we cannot monitor or know that violations or theft is occurring. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. We are seeking to protect certain of our intellectual property rights through filing applications for copyrights, trademarks, patents, and domain names in a number of jurisdictions, a process that is expensive and may not be successful in all jurisdictions. We are continuing to monitor and evaluate our intellectual property protection in various jurisdictions as we expand our business. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our solutions, technology, or proprietary information, or provide us with any competitive advantages. Moreover, our pending patent applications may not be granted, and we may not be able to obtain foreign patents or pending applications corresponding to our U.S. patents. The United States Patent and Trademark Office, or the USPTO, also requires compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market, which would have a material adverse effect on our business. Even where we have intellectual property rights, they may later be found to be unenforceable or have a limited scope of enforceability. In addition, we may not seek to pursue such protection in every jurisdiction. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Moreover, we have registered our trademarks and domain names that we currently use in certain countries, but we may not be able to register them in other territories in which we may operate now or in the future. Further, we may be unable to prevent competitors from acquiring trademarks or domain names that are similar to or diminish the value of our intellectual property.

Our trade secrets, know-how and other unregistered proprietary rights are a key aspect of our intellectual property portfolio. While we take reasonable steps to protect our trade secrets and confidential information and enter into confidentiality and invention assignment agreements intended to protect such rights, such agreements can be difficult and costly to enforce or may not provide adequate remedies if violated, and we may not have entered into such agreements with all relevant parties. Such agreements may not be effective in granting ownership of, controlling access to, or preventing unauthorized distribution, use, misuse, misappropriation, reverse engineering, or disclosure of our inventions, proprietary information, know-how, and trade secrets. Such agreements may be breached and trade secrets or confidential information may be willfully or unintentionally disclosed, including by employees who may leave our company and join our competitors, or our competitors or other parties may learn of the information in some other way. If we failed to enter into one of these agreements, or if they are found to be defective under applicable law, it may not have effectively granted ownership of certain technology or other intellectual property to us. In such an event, there would be a risk that the applicable counterparty would not be available to (or would not be willing to) assist us in perfecting our ownership of the technology or intellectual property, or the counterparty may even assert ownership rights against us and make claims for fees, damages or equitable relief with respect to such technology or intellectual property, which may have an adverse effect on our ability to utilize or protect our proprietary rights over such technology and intellectual property. The disclosure to, or independent development by, a competitor of any of our trade secrets, know-how or other technology not protected by a patent or other intellectual property system could materially reduce or eliminate any competitive advantage that we may have over such competitor.

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

Our future success depends in part on not infringing upon the intellectual property rights of others. We may in the future receive notices that claim we have misappropriated, infringed, or otherwise misused other parties’ intellectual property rights. There may be intellectual property rights held by others, including issued patents and trademarks, or pending applications, that cover significant aspects of our technologies, content, branding or business methods. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. Because patent applications can take years to issue and are often afforded confidentiality for some period of time there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our products. In a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof.

Intellectual property disputes and litigation, regardless of merit, can be costly and disruptive to our business operations by diverting attention and energies of management and key technical personnel and by increasing our costs of doing business. Third-party intellectual property claims asserted against us could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from assembling or licensing certain products, subject us to injunctions restricting our sale of solutions, cause severe disruptions to our operations or the marketplaces in which we compete or require us to satisfy indemnification commitments with our customers, including contractual provisions under various license arrangements. Any of the foregoing could adversely affect our business and financial condition and we may be unsuccessful in defending such disputes or litigation, which may require us to pay substantial damages or be subject to an injunction. Moreover, as part of any settlement or other compromise to avoid complex, protracted litigation, we may agree not to pursue future claims against a third party, including for claims related to alleged infringement of the third party’s or our intellectual property rights. Part of any settlement or other compromise with another party may resolve a potentially costly dispute but may also have future repercussions on our ability to defend and protect our intellectual property rights, which in turn could adversely affect our business. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding or business methods, which could require significant effort and expense, be infeasible or make us less competitive in the market. Such disputes could also disrupt our business, which would adversely impact our customer satisfaction and ability to attract customers. If we cannot license or develop technology, content, branding or business methods for any allegedly infringing aspect of our business, we may be unable to compete effectively. Additionally, we may be obligated to indemnify our customers or end-users in connection with litigation and to obtain licenses or refund subscription fees, which could further exhaust our resources. In the case of infringement or misappropriation caused by technology that we obtain from third parties, any indemnification or other contractual protections we obtain from such third parties, if any, may be insufficient to cover the liabilities we incur as a result of such infringement or misappropriation. Any of these results could harm our operating results.

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
•
respond to technological advances and emerging industry standards and certifications on a cost- effective and timely basis;
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

Our AI software platform contains components that are licensed under so-called “open-source,” “free” or other similar licenses. Open-source software is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. Certain open-source licenses may give rise to obligations to disclose or license our source code or other intellectual property rights if such open-source software is integrated with our proprietary software in certain ways. We currently combine our proprietary software with open source software, but not in a manner that we believe requires the release of the source code of our proprietary software to the public. If we combine our proprietary software with open-source software in a certain manner in the future, we could, under certain open-source licenses, be required to release to the public or remove the source code of our proprietary software. Open-source licensors also generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. We may also face claims alleging noncompliance with open-source license terms or infringement or misappropriation of proprietary software. These claims could result in litigation, require us to purchase a costly license or require us to remove the software. In addition, if the license terms for open-source software that we use change, we may be forced to re-engineer our solutions, incur additional costs or discontinue the sale of certain offerings if re-engineering could not be accomplished in a timely manner. Although we monitor our use of open-source software to avoid subjecting our offerings to unintended conditions, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our offerings. We cannot guarantee that we have incorporated open-source software in our software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.

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

We have no experience acquiring businesses and third-party technologies or products but we expect to do so in the future. To the extent we seek to grow our business through acquisitions, we may not be able to successfully identify attractive acquisition opportunities or consummate any such acquisitions if we cannot reach an agreement on commercially favorable terms, if we lack sufficient resources to finance the transaction on our own and cannot obtain financing at a reasonable cost or if regulatory authorities prevent such transaction from being consummated. In addition, competition for acquisitions in the markets in which we operate during recent years has increased, and may continue to increase, which may result in an increase in the costs of acquisitions or cause us to refrain from making certain acquisitions. We may not be able to complete future acquisitions on favorable terms, if at all.

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

Changes in tax laws may adversely affect us or our investors.

Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law. Prospective investors should consult their tax advisors regarding the potential consequences of changes in tax law on our business and on the ownership and disposition of our Class A common stock.

Our ability to utilize net operating losses from prior tax years to offset our taxable income may be limited.

For U.S. federal income tax purposes, we have incurred net losses since our inception. If we have undergone or in the future undergo an ownership change for U.S. federal income tax purposes, our ability to utilize net operating loss carry-forwards from pre-change periods to reduce taxable income in post-change periods might be limited by operation of the Internal Revenue Code. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increases by more than 50 percentage points over the lowest ownership percentage of such stockholders within a specified testing period. Certain changes in the ownership of our Class A common stock may result in an ownership change sufficient to limit the availability of our net operating losses.

Our operations may be materially adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has resulted, and other infectious diseases could result, in a widespread health crisis that has affected and could continue to adversely affect the economies and financial markets worldwide, which may materially and adversely affect our business. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of new variants of COVID-19, the efficacy of new or existing vaccines and the actions to contain COVID-19, among others.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)”(the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of RAAC’s 9,583,333 public warrants and 5,166,667 private placement warrants prior to the Business Combination, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our consolidated balance sheet as of December 31, 2021 contained elsewhere in this Annual Report on Form 10-K are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and ASC 820, Fair Value Measurement, provide for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Following the issuance of the SEC Statement, on April 29, 2021, after consultation with RAAC’s independent registered public accounting firm, management and the Audit Committee of RAAC’s board of directors concluded that, in light of the SEC Statement, it was appropriate to restate(i) certain items on RAAC’s previously issued audited balance sheet dated as of December 10, 2020, which was related to RAAC’s initial public offering, and (ii) RAAC’s previously issued audited financial statements as of December 31, 2020 and for the period from September 10, 2020 (inception) to December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” On June 9, 2021, after consultation with RAAC’s independent registered public accounting firm, management and the Audit Committee of RAAC’s board of directors revised our position related to the classification of our shares of Class A common stock between temporary equity and permanent equity in connection with the guidance within ASC 480, Distinguishing Liabilities from Equity as it specifically relates to the impact of the PIPE Investment and concluded that it was appropriate to restate RAAC’s previously issued interim condensed financial statements as of and for the three months ended March 31, 2021. As part of such processes, we identified a material weakness in our internal controls over financial reporting.

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

We believe that the identified material weakness was remediated as of September 30, 2021. Prior to the Business Combination, the Company’s internal control and review process relied upon different employees, processes, and technology. The current internal control and review process includes (i) expanded review processes for complex securities and related accounting standards, (ii) the utilization of third-party professionals and consultations regarding complex accounting applications, and (iii) a larger accounting staff with the requisite experience and training.

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

Our quarterly revenues, expenses and operating results have varied significantly in the past and we expect that they will continue to vary significantly in the future. The nature of our business and the unpredictable demand for our AI-enabled robotic automation products result in customer orders that vary widely by size and that do not occur on a predictable timeline. In particular, our operating results fluctuate due to our limited number of existing customers, the uneven timing of the fulfillment of our customers’ orders, the number, timing and significance of our product enhancements and new product announcements and those of our competitors, customer order deferrals, changes in the mix of our domestic and international revenues, and our level of international expansion. As a result, we have experienced and expect to continue to experience significant fluctuations in quarterly revenues and expenses, largely attributable to customer buying patterns and large order sizes. Due to our expectation that our quarterly revenues, expenses and operating results will continue to vary significantly in the future, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that, in any event, such comparisons should not be relied upon as indications of future performance. We have limited ability to forecast future revenues, and it is likely that our operating results will be below the expectations of public market analysts and investors in one or more future quarters. In the event that our operating results are below such expectations, the price of our Class A common stock may decline.

If we are unable to accurately estimate contract risks, revenue or costs, the timing of new awards, or the pace of project execution, we may incur a loss or achieve lower than anticipated profit.

Accounting for contract-related revenue and costs requires management to make significant estimates and assumptions that may change substantially throughout the project lifecycle, which has previously resulted, and in the future could result, in a material impact to our consolidated financial statements. In addition, cost overruns have previously resulted, and in the future may result, in lower profits or losses. We expect that we will need to reduce product costs in order to improve gross margins for the foreseeable future. If we are unable to reduce our product costs as planned, or at all, our gross margins may be lower than an anticipated, and our ability to achieve or maintain profitability may be adversely impacted as well. Changes in laws, policies or regulations, including tariffs and taxes, in the future could impact, the prices for materials or equipment. Further, our results of operations have historically fluctuated, and may continue to fluctuate, quarterly and annually depending on when new awards occur and the commencement and progress of work on projects already awarded.

We may face litigation and other risks and uncertainties as a result of the material weaknesses in our internal control over financial reporting and the restatement of our financial statements.

As a result of the material weakness described above, the restatement of previously issued financials of RAAC, the change in accounting for the warrants and other matters raised or that may in the future be raised by the SEC, we face potential for litigation, inquiries from the SEC and other regulatory bodies, other disputes or proceedings which may include, among other things, monetary judgments, penalties or other sanctions, claims invoking the federal and state securities laws and contractual claims. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation, inquires, disputes or proceedings. However, we can provide no assurance that such litigation, inquiries, disputes or proceedings will not arise in the future. Any such litigation, inquiries, disputes or proceedings, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete our initial business combination.

Risks Relating to Ownership of Berkshire Grey’s Securities

Our Class A common stock has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our Class A common stock could incur substantial losses. Prices of our Class A common stock may continue to be volatile or may decline regardless of our operating performance and you may lose some or all of your investment.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. The trading price of our Class A common stock is likely to be volatile and the stock market recently has experienced extreme volatility and may experience similar volatility moving forward. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares of Class A common stock at an attractive price due to a number of factors such as those listed in “—Risks Relating to Berkshire Grey’s Business and Industry” and the following:

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
•
the public’s reaction to our press releases, other public announcements and filings with the SEC;
•
the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the JOBS Act;
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
•
issuance of new or updated research or reports by securities analysts;
•
reports, guidance and ratings issued by securities or industry analysts;
•
operating results below the expectations of securities analysts or investors;
•
adverse resolution of new or pending litigation against us; and
•
changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

These broad market and industry factors may materially reduce the market price of our Class A common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low. As a result, you may suffer a loss on your investment.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business, regardless of the outcome of such litigation.

If our operating results and financial performance do not meet the guidance that we have provided to the public or the expectations of investment analysts, our stock price may decline.

We provide public guidance on our expected operating and financial results. Although we believe that this guidance provides our stockholders, investors and analysts with a better understanding of our expectations for the future, such guidance is comprised of forward-looking statements which are subject to the risks and uncertainties described in this report and in our other public filings and public statements. Additionally, securities analysts may provide public guidance, research or reports on our expected operating and financial results. Our actual results may not meet the guidance we have provided and provided by securities analysts. If our operating or financial results do not meet our guidance or the expectations of investment analysts, our stock price may decline.

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

The trading market for our Class A common stock and warrants will depend in part on the research and reports that third-party securities analysts publish about us and the industries in which we operate. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline. Moreover, if one or more of the analysts who cover us downgrades our Class A common stock, or if our reporting results do not meet their expectations, the market prices of our Class A common stock and warrants could decline.

Our issuance of additional shares of Class A common stock or convertible securities could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect the prices of our Class A common stock and warrants.

From time to time in the future, we may issue additional shares of our Class A common stock or securities convertible into Class A common stock pursuant to a variety of transactions. The issuance by us of additional shares of our common stock or securities convertible into our Class A common stock would dilute your ownership of us, and the sale of a significant amount of such shares in the public market, particularly sales by our directors, executive officers, or significant stockholders, or the perception that these sales could occur, could adversely affect prevailing market prices of our Class A common stock and warrants. Investors purchasing shares or other securities in the future could have rights superior to those of existing stockholders. We have filed a registration statement with the SEC on Form S-8 providing for the registration of shares of our Class A common stock issued or reserved for issuance under the 2021 Stock Option and Incentive Plan for Berkshire Grey, Inc. (the "2021 Plan"). Subject to the satisfaction of vesting conditions, shares registered under the registration statement on Form S-8 are available for resale in the public market without restriction. Certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares that we may file for ourselves or our stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.

In the future, we may obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our Class A common stock and warrants, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Class A common stock. Additionally, debt securities convertible into equity or preferred stock, if issued, may be given preferential rights or powers that could affect the rights and powers of our current stockholders. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of our Class A common stock and warrants bear the risk that our future offerings may reduce the market price of our Class A common stock and warrants and dilute a Class A common stockholder’s percentage ownership. See “Description of Capital Stock.”

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

Certain of our existing stockholders may resell their shares of Class A common stock without restriction, subject to, in the case of stockholders who are our affiliates, volume, manner of sale and other limitations under Rule 144 promulgated under the Securities Act.

In addition, shares of our Class A common stock issuable upon exercise or vesting of incentive awards under our incentive plans may be eligible for sale in the public market, subject to any lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144. Furthermore, shares of our Class A common stock reserved for future issuance under the 2021 Plan, including pursuant to the evergreen provision that allows our board of directors to reserve additional shares of Class A common stock for future issuance under the 2021 Plan each calendar year, may become available for sale in future.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our security holders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1)of Regulation S-K under the Securities Act. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenue equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700.0 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may make comparison of our financial statements with other public companies difficult or impossible.

Certain provisions, including anti-takeover provisions, in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock and warrants.

Our Charter and Bylaws, and the DGCL, contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the market price of our Class A common stock and warrants. Among other things, our Charter and Bylaws include the following provisions:

•
a staggered board, which means that our board of directors is classified into three classes of directors with staggered three-year terms and directors may be removed from office (i) only for cause and (ii) only by the affirmative vote of the holders of not less than two thirds of the outstanding shares of capital stock then entitled to vote at an election of directors;
•
limitations regarding special stockholder meetings, including the requirement that a special meeting of stockholders may be called only by a majority of the entire Berkshire Grey board of directors, which could delay the ability of stockholders to force consideration of a proposal or to action, including the removal of directors and the adoption of desired governance changes;
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
•
the ability of our board of directors to amend its Bylaws, which may allow the our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt;
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

Our Bylaws, provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery (the “Chancery Court”) of the State of Delaware shall be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employee or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or our Charter or Bylaws,(iv) any action to interpret, apply, enforce or determine the validity of our Charter or Bylaws, or (v) any action asserting a claim against us governed by the internal affairs doctrine. The foregoing provisions will not apply to any claims arising under the Exchange Act or the Securities Act and, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.

The choice of forum provision in the Bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage such lawsuits with respect to such claims. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ organizational documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find the choice of forum provision contained in the our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, the Bylaws will designate the United States District Court for the District of Massachusetts as the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision, and we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in an approximately 70,000 square foot facility that we lease in Bedford, Massachusetts. The lease expires in 2031 and we have the option to extend for two additional five-year periods. Our facilities we lease in Massachusetts and Pennsylvania are summarized below. We believe that our leased office space is adequate for our current needs and, should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

Location	Approximate Size (sq ft)	Lease Expiration	Purpose
Bedford, MA (Main)	70,000	February 2031	Innovation Center & Headquarters
Lexington, MA	31,000	April 2022	R&D and Admin
Pittsburgh, PA	20,500	September 2025	R&D

Item 3. Legal Proceedings.

We are subject to various claims, lawsuits and other legal proceedings in the ordinary course of business. While it is not possible to ascertain with certainty the outcome of such matters, we do not believe that these proceedings, individually or in aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock and warrants are listed on Nasdaq under the symbols “BGRY” and “BGRYW”, respectively. On March 17, 2022, the closing price of our common stock was $3.55 per share and the closing price of our warrants was $0.48 per warrant.

Holders of our Common Stock

As of March 17, 2022, we had 42 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We currently intend to retain all available funds and any future earnings to fund the growth and development of our business. We have never declared or paid any cash dividends on our capital stock. We do not intend to pay cash dividends to our stockholders in the foreseeable future. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plan

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities

The information required by Item 701 of Regulation S-K was previously included in Quarterly Reports on Form 10-Q filed on November 11, 2021.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The information required by Item 701 of Regulation S-K was previously included in Quarterly Reports on Form 10-Q filed on November 11, 2021.

Item 6. [Reserved.]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provide information which we believe is relevant to an assessment and understanding of our audited consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.” Certain risk factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the sections in this report entitled “Risk Factors” and “Forward-Looking Statements.”

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

Our IER capabilities are grounded in patented and proprietary technologies for robotic picking (each picking or unit handling), robotic movement and mobility (movement and storage of orders and goods), and system orchestration (which enables various intelligent subsystems to work together so that the right work is being done at the right time to meet our customer’s needs). We are a technology leader in robotics and AI automation with an intellectual property position buttressed by trade secrets supporting our technologies and over 285 patent filings with 120 U.S. and international patents issued to date in technologies including robotic picking, mobility, gripping, sensing and perception, general robot control, and differentiated supporting mechanisms. Our proprietary technologies enable us to offer holistic solutions that automate supply chain operations. Our solutions include moving goods to robots that then pick and pack ecommerce or retail orders, robotically moving and organizing inventory and orders within a warehouse or logistics facility, and robotically sorting packages and shipments.

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

To date, most of our deployments have been with large, Fortune 50 companies, where our technology and solutions in production have achieved targeted metrics including throughput, accuracy, equipment effectiveness, and others. Our customers include Wal-Mart Stores, Inc. (“Wal-Mart”), Target Corporation (“Target”), FedEx Corporation (“FedEx”), Meijer Distribution, Inc. (“Meijer”) and SoftBank Robotics Corp. (“Softbank”).

For the year ended December 31, 2021, Target, TJX, FedEx, and Meijer comprised approximately 32%, 27%, 14% and 12% of our revenue, respectively. For the year ended December 31, 2020, Target and Softbank comprised approximately 70% and 30% of our revenue.

With the completion of an existing Softbank project, we do not anticipate further immediate business with SoftBank. We do not anticipate that this will have an adverse effect on our expected future revenues or results of operations. We expect the master purchase and license agreement with Softbank to expire in June 2022, and Softbank has notified us they intend the same.

We have incurred operating losses and negative cash flows from operating activities in each of our annual periods since our inception, and we expect we will continue to need investments to support the growth of our business, continue research and development in our customer solutions, and support our operations. We also expect that we will incur operating losses and negative cash flows from operating activities for the next few years as a result of these continued investments. Our ability to achieve profitability and positive cash flows from operating activities will depend primarily on our ability to substantially scale our revenues with current and future customers. We believe that our revenue growth will be driven by expanding relationships with our current, large anchor customers and by investing in sales and marketing resources to build a diverse, global customer base and expand geographically. By scaling our revenues, we expect to be able to lower our solution costs through increased volumes with our contract manufacturers. Additionally, we believe that scaling our revenues will allow us to leverage overhead and other fixed costs supporting our business, contributing towards improving overall profitability. We believe that our proprietary technology powered by our artificial intelligence software platform combined with our engineering capabilities and proven customer experiences will enable us to fully realize our potential in the large and rapidly growing robotics and AI automation industry.

Recent Developments

Merger Agreement

On February 23, 2021, Legacy Berkshire Grey entered into the Merger Agreement with RAAC, as summarized in Note 1, "Nature of the Business and Basis of Presentation", and Note 3, "Merger" of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K. On July 21, 2021, the Company completed a business combination transaction with RAAC and the combined company was renamed Berkshire Grey, Inc.

COVID-19

The full impact of the COVID-19 pandemic on our business, financial condition and results of operations remains unpredictable due to the evolving nature of the COVID-19 pandemic and the extent of its impact across industries and geographies and numerous other uncertainties. For example, we cannot predict the duration and spread of the outbreak of new variants of the virus, additional actions that may be taken by governmental entities, or the impact the pandemic may have on the ability of us, our customers, our suppliers, our manufacturers, and our other business partners to conduct business. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings, and other measures as they deem necessary. Many organizations and individuals, including our Company and employees, are taking additional steps to avoid or reduce infections, including limiting travel and working from home. These measures are disrupting normal business operations and have had significant negative impacts on businesses and financial markets worldwide. We continue to monitor our operations and government recommendations and have made modifications to our normal operations because of the COVID-19 pandemic, including utilizing heightened cleaning and sanitization procedures, implementing new health and safety protocols and reducing non-essential travel.

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

Critical Accounting Policies and Significant Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses. These estimates and judgments include, but are not limited to, revenue recognition including performance obligations, variable consideration and other obligations such as warranty cost and incentives and accounting for stock-based compensation including performance-based assessments. We base these estimates and judgments on historical experience, market participant fair value considerations, projected future cash flows and various other factors that we believe are reasonable under the circumstances. Actual results may differ from our estimates. We believe that our accounting policies relating to revenue recognition and stock-based compensation are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 2, "Significant Accounting Policies" of our audited consolidated financial statements included in this Annual Report on Form 10-K.

Revenue Recognition

We primarily derive revenues from the sale of our AI-enabled robotics and automation solutions, which consist of a network of automated machinery installed at the customer location and configured to meet specified performance requirements. Revenue is recognized when control of the promised products is transferred to the customer, or when services are satisfied under the contract, in an amount that reflects the consideration Berkshire Grey expects to be entitled to in exchange for those products or services (the transaction price). Revenue is recognized only to the extent that it is probable that a significant reversal of revenue will not occur. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue.

Our customer contracts typically have multiple performance obligations. Judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. We also provide assurance-based warranties that are not considered a distinct performance obligation. We allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices (“SSP”) of the promised goods or services underlying each performance obligation.

We began generating revenue from the sale of systems in 2018. The absence of observable prices resulting from our relatively short period of revenue generation requires us to estimate the SSPs of distinct performance obligations in a given contract. We use a cost plus margin approach to determine the SSP for separate performance obligations. Expected margins may vary based on the complexity of the underlying equipment and technologies. Our determination of SSP may change in the future as standalone sales of solutions and services occur, providing observable prices.

Each customer contract is evaluated individually to determine the appropriate pattern of revenue recognition. The majority of our revenues is from the sale of systems which are delivered and installed by our deployment teams. Revenue recognition for these contracts begins upon delivery and continues throughout the installation and implementation period. Berkshire Grey typically uses total estimated labor hours as the input to measure progress as labor hours represent work performed and the transfer of control to the customer. Revenue from sale of services may be recognized over the life of the associated service contract or as services are performed, depending on the nature of the services being provided.
Our complete revenue recognition policy is more fully described in the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K.

Stock-Based Compensation

We measure stock-based awards granted to employees, directors and non-employees based on their fair value on the date of the grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for as they occur. We grant stock options, restricted stock awards, and restricted stock units that are subject to service and/or performance-based vesting conditions. Compensation expense related to awards to employees and non-employees with performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable. We estimate the probability that certain performance criteria will be met and do not recognize compensation expense until it is probable that the performance-based vesting condition will be achieved.

We classify stock-based compensation expense in the statements of operations and comprehensive loss in the same way the payroll costs or service payments are classified for the related stock-based award recipient.

We estimate the fair value of each stock option using the Black-Scholes option pricing model or a lattice model, which requires the input of highly subjective assumptions, including (i) the expected volatility of our stock, (ii) the expected term of the award, (iii) the risk-free interest rate, (iv) expected dividends, and (v) the fair value of our common stock.

A complete discussion of stock-based compensation expense, including cost components and amounts, is more fully described in the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K.

Summary of Recent Financial Performance

Revenue was $50.9 million in 2021 compared to $34.8 million in 2020. The increase in revenue primarily relates to fulfillment of orders placed by existing customers.

Gross profit declined from $2.8 million to a loss of $8.2 million in 2021, which was mainly driven by the accrual of estimated future costs in excess of estimated future revenues for select contracts expected to be deployed in 2022.

Combined general and administrative, selling and marketing, and research and development expenses in 2021 increased to $156.1 million, compared to $64.7 million in 2020. The net increase in total operating expenses of $91.4 million was primarily driven by an increase in employee expenses of $22.7 million, materials and professional services expenses of $21.2 million and an increase in stock based compensation of $43.4 million.

Net losses were $153.4 million in 2021 compared to $57.6 million in 2020. The increase in net losses was due primarily to increase in operating expenses.

Results of Operations

The following is a description of significant components of our operations, including significant trends and uncertainties that we believe are important to an understanding of our business and results of operations.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Revenue

In 2021 and 2020, we generated revenue through the sale, delivery and, installation of customer contracts in the United States and Japan. The following table presents revenue as well as the change from the prior period.

	For the Years Ended December 31,		Change in Revenue
(Dollars in thousands)	2021	2020	$	%
Revenue	$50,852	$34,835	$16,017	46%

Revenue was $50.9 million for the year ended December 31, 2021, compared with revenue of $34.8 million for the year ended December 31, 2020, an increase of $16.1 million. The increase in revenue primarily relates to fulfillment of orders placed by our existing customers. Our revenue is dependent upon our existing customers, and we expect that we will continue to derive a majority of our revenue from a limited number of significant customers in future years. No assurance can be given that our significant customers will expand their business relationship with us, will continue to do business with us, or that they will maintain their historical levels of business. If our relationship with any significant customer were to cease, then our revenues would decline and negatively impact our results of operations.

Cost of Revenue

The following table presents cost of revenue as well as the change from the prior period.

	For the Years Ended December 31,		Change in Cost of Revenue
(Dollars in thousands)	2021	2020	$	%
Cost of Revenue	$59,099	$32,009	$27,090	85%

Cost of revenue includes the cost of components and other materials that comprise the products we deploy, the cost of labor, and overhead. Total cost of revenue during the years ended December 31, 2021 and 2020 was $59.1 million and $32.0 million, respectively, an increase of $27.1 million or 85%. The increase in total cost of revenue was driven primarily by an increase in the number of fulfilled contracts and the accrual of estimated future costs in excess of estimated future revenues for select contracts expected to be deployed in 2022.

Gross Profit and Gross Margin

The following table presents gross profit as well as the change from the prior period.

	For the Years Ended December 31,		Change in Gross Profit
(Dollars in thousands)	2021	2020	$	%
Gross (Loss) Profit	$(8,247)	$2,826	$(11,073)	-392%

Total gross (loss) profit during the years ended December 31, 2021 and 2020 was a loss of $8.2 million and a profit of $2.8 million, respectively. The decrease in gross profit of $11.0 million was primarily driven by the accrual of estimated future costs in excess of estimated future revenues for select contracts expected to be deployed in 2022.

The following table presents gross margin as well as the change from the prior period.

	For the Years Ended December 31,		Change in
	2021	2020	Gross Margin
Gross Margin	(16)%	8%	(24)%

Total gross margin was approximately (16)% for 2021 compared with total gross margin of 8% for 2020, a decrease of 24% . Gross margins may fluctuate significantly based on actual volumes realized in any given reporting period. By scaling our revenues, we expect to be able to lower our solution costs through increased volumes with our contract manufacturers. Additionally, we believe that scaling our revenues allows us to leverage other overhead costs, contributing towards improving overall gross margins.

General and Administrative

The following table presents general and administrative expenses as well as the change from the prior period.

	For the Years Ended December 31,		Change in Expenses
(Dollars in thousands)	2021	2020	$	%
General and Administrative	$40,313	$15,935	$24,378	153%
% of Operating Expenses	26%	25%

General and administrative expenses during the years ended December 31, 2021 and 2020 were $40.3 million and $15.9 million, respectively, an increase of $24.4 million or 153%. The increase in general and administrative expenses included an increase in stock-based compensation of $16.1 million, a $1.5 million increase in salaries and related employee costs, and a $6.4 million increase in business services (e.g., legal, recruiting, insurance, consulting), which were incurred primarily as a result of the Business Combination.

Sales and Marketing

The following table presents sales and marketing expenses as well as the change from the prior period.

	For the Years Ended December 31,		Change in Expenses
(Dollars in thousands)	2021	2020	$	%
Sales and Marketing	$51,960	$12,910	$39,050	302%
% of Operating Expenses	33%	20%

Sales and marketing expenses during the years ended December 31, 2021 and 2020 were $52.0 million and $12.9 million, respectively, an increase of $39.1 million or 302%. The increase in sales and marketing expenses included a $25.7 million increase in stock-based compensation, a $10.6 million increase in employees and related costs, and a $2.8 million increase in marketing services and materials to expand our customer reach, create and expand our branding programs, and implement systems to support planned future growth.

Research and Development

The following table presents research and development expenses as well as the change from the prior period.

	For the Years Ended December 31,		Change in Expenses
(Dollars in thousands)	2021	2020	$	%
Research and Development	$63,819	$35,806	$28,013	78%
% of Operating Expenses	41%	55%

Research and development expenses related to conceptual formulation and design of products and processes consist primarily of salaries and related costs for our engineers, contractors and consulting expenses, costs of components and products, and occupancy and other overhead costs. Research and development expenses during the years ended December 31, 2021 and 2020 were $63.8 million and $35.8 million, respectively, an increase of $28.0 million or 78%. The increase in research and development expenses included a $10.8 million increase in salaries and related employee costs related to personnel growth and expanded development programs, an $11.9 million increase in costs associated with equipment related to engineering projects, a $3.6 million increase in occupancy cost, and a $1.6 million increase in stock-based compensation.

Interest Income

The following table presents interest income as well as the change from the prior period.

	For the Years Ended December 31,		Change in Interest Income
(Dollars in thousands)	2021	2020	$	%
Interest Income	$32	$280	$(248)	-89%

Interest income during the years ended December 31, 2021 and 2020 was less than $0.1 million and $0.3 million, respectively, a decrease of approximately $0.2 million. The decrease in interest income was due to a decrease in the balance of our money market funds during the first half of 2021 and a decline in interest rates.

Other Income

The following table presents other income as well as the change from the prior period.

	For the Years Ended December 31,		Change in Other Income
(Dollars in thousands)	2021	2020	$	%
Other (Expense) income	$(76)	$3,907	$(3,983)	-102%

Other (expense) income during the years ended December 31, 2021 and 2020 was an expense of $0.1 million and income of $3.9 million, respectively, a decrease of $4.0 million or 102%. The decrease in other income is related to the revaluation of warrants issued to purchase shares of Berkshire Grey Series B-3 Preferred Stock when we determined, upon evaluation of achievement of certain performance milestones, that the vesting of the warrants was not probable. These warrants were cancelled upon consummation of the Merger. See Note 9 "Convertible Preferred Stock and Stockholders Equity" for more information.

Income Taxes

During the years ended December 31, 2021 and 2020, we recorded no income tax benefits due to the uncertainty of future taxable income, given that we have incurred net losses since inception.

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

We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends because it eliminates the effect of financing, capital expenditures, and non-cash expenses (such as stock-based compensation and changes in the fair value of warrant liabilities) and provides investors with a means to compare our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA during the years presented.

	For the Years Ended December 31,
(Dollars in thousands)	2021	2020
Net loss	$(153,380)	$(57,643)
Interest income, net	(32)	(280)
Income tax expense	58	5
Depreciation and amortization	2,745	1,006
EBITDA	(150,609)	(56,912)
Stock-based compensation	49,843	6,021
Change in fair value of warrant liabilities	(11,061)	-
Other (expense) income, net	76	(3,907)
Adjusted EBITDA	$(111,751)	$(54,798)

Backlog

Our order backlog as of December 31, 2021 and 2020, was valued at approximately $105.0 million and $71.1 million, respectively. Although our backlog consists of firm purchase orders, the level of backlog at any particular time may not be necessarily indicative of future sales. Given the nature of our relationships with our customers, and the fact that to-date we have not entered into long-term purchase commitments with our customers, we may allow our customers to cancel or reschedule deliveries, and therefore, backlog may not be a meaningful indicator of future financial results.

Liquidity and Capital Resources

Sources of Liquidity, Capital, and Capital Requirements

We have incurred a net loss in each of our annual periods since our inception. We incurred net losses of $153.4 million and $57.6 million during the years ended December 31, 2021 and December 31, 2020, respectively. As an early-stage company, we have primarily obtained cash to fund our operations through preferred stock and common stock offerings. From inception through December 31, 2021, we have received cumulative gross proceeds from the sale of our preferred stock, common stock and warrants of $419.4 million to fund our operations.

As of the date of this Annual Report on Form 10-K, we believe that our existing capital resources will be sufficient to support our operating plan and cash commitments for the next 12 months. We completed the Business Combination on July 21, 2021 and received proceeds, net of transaction costs, of $192.1 million. Our future capital requirements will depend on many factors including the growth of the business, continued research and development in our customer solutions, and support for our operations.

Our lease portfolio includes leased offices and facilities. As of December 31, 2021, future minimum rental commitments for operating leases with non-cancellable terms in excess of one year were as follows:

Operating Leases
Years Ending December 31,	(in thousands)
2022	$1,601
2023	1,462
2024	1,504
2025	1,473
2026	1,287
Thereafter	5,792
Total	$13,119

Cash Flows

The following table summarizes our cash flows during the years presented.

	For the Years Ended December 31,
(Dollars in thousands)	2021	2020
Net cash used in operating activities	$(114,058)	$(55,974)
Net cash used in investing activities	(4,069)	(8,718)
Net cash provided by financing activities	195,191	226
Effect of exchange rate on cash	(91)	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	$76,973	$(64,470)

Cash Flows for the Years ended December 31, 2021 and 2020

Operating Activities

Net cash used in operating activities during the year ended December 31, 2021 was $114.1 million, primarily consisting of $153.4 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation of $49.8 million and a gain on change in fair value of warrants of $11.1 million.

Net cash used in operating activities was $56.0 million for the year ended December 31, 2020, primarily consisting of $57.6 million of net losses, adjusted for certain non-cash items, which primarily included stock-based compensation expense of $6.0 million and gain on change in fair value of warrants of $3.9 million.

Cash used from changes in net operating assets and liabilities increased by $0.9 million from 2020, which is composed of a $21.7 million increase in deferred fulfilment costs and a $9.2 million increase in prepaid expenses, partially offset by a $19.7 million decrease in accounts receivable, a $5.2 million decrease in contract liabilities, and a $4.5 million increase in accounts payable.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2021 and 2020 was $4.1 million and $8.7 million, respectively. The decrease of $4.6 million is attributed to a reduction of capital expenditures for development systems, leasehold improvements for lab and office space, and information technology infrastructure for research and development activities.

Financing Activities

Net cash provided by financing activities during the years ended December 31, 2021 and 2020, was $195.2 million and $0.2 million, respectively. The increase in cash provided by financing activities was primarily due to proceeds received from issuance of common stock upon the Merger of $192.1 million.

Long-Term Indebtedness

As of December 30, 2021, we did not have any long-term debt.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

We regularly monitor the forecast of non-U.S. dollar expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency contracts, should be taken to minimize the impact of fluctuating exchange rates on our results of operations. We have not entered into any foreign currency contracts as of December 31, 2021.

Interest Rate Sensitivity

At December 31, 2021, we had unrestricted cash and cash equivalents of $162.2 million held in money market funds. Due to the short-term nature of these investments, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Item 8. Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements appear beginning on page F-1 in this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of December 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021

Management's Report on Internal Control over Financial Reporting

As disclosed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on July 21, 2021. Prior to the Business Combination, Revolution Acceleration Acquisition Corp. ("RAAC"), our predecessor, was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, because RAAC's operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. As a result, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporate Finance’s Regulation S-K Compliance and Disclosure Interpretations.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of February 23, 2021, by and among Revolution Acceleration Acquisition Corp, Pickup Merger Corp and Berkshire Grey, Inc. (incorporated by reference to Annex A of the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-254539), filed with the SEC on March 19, 2021).

3.1

Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39768) filed on July 27, 2021).

3.2

Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-258991), filed with the SEC on September 1, 2021).

4.1

Specimen Class A Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-254539), filed with the SEC on March 19, 2021).

4.2

Warrant Agreement, dated December 7, 2020, between Continental Stock Transfer & Trust Company and RAAC (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K (File No. 001-39768) filed with the SEC on December 10, 2020).

4.3	Specimen Warrant Certificate of RAAC (included in Exhibit 4.2).
4.4*	Description of Securities of Berkshire Grey, Inc.
10.1

Amended and Restated Registration Rights Agreement, dated as of July 21, 2021, by and among the Company, RAAC Management LLC, Steven A. Museles, Phyllis R. Caldwell, Jason M. Fish, Andrew Wallace and certain former stockholders of Legacy Berkshire Grey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39768) filed on July 27, 2021).

10.2

Sponsor Support Agreement, dated as of February 23, 2021, by and among RAAC Management LLC, Revolution Acceleration Acquisition Corp, Berkshire Grey, Inc. and the other parties thereto (incorporated by reference to Annex C of RAAC’s Registration Statement on Form S-4 (Reg. No. 333-254539), filed with the SEC on March 19, 2021).

10.3

Company Stockholder Support Agreement, dated as of February 23, 2021, by and among Revolution Acceleration Acquisition Corp, Berkshire Grey, Inc. and the other parties thereto (incorporated by reference to Annex D of RAAC’s Registration Statement on Form S-4 (Reg. No. 333-254539), filed with the SEC on March 19, 2021).

10.4

Form of Subscription Agreement, entered into between RAAC and each of several investors in connection with the Business Combination (incorporated by reference to Exhibit 10.1 of RAAC’s Form 8-K (Reg. No. 001-39768), filed with the SEC on February 24, 2021).

10.5+

Employment Agreement, dated October 25, 2013, between Berkshire Grey and Thomas Wagner (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-254539), filed with the SEC on May 14, 2021).

10.6+

Employment Agreement, dated October 28, 2019, between Berkshire Grey and Steven Johnson (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-254539), filed with the SEC on May 14, 2021).

10.7^

Master Agreement for Automated Material Handling Solution, dated January 31, 2018, between Berkshire Grey and Target Corporation (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-254539), filed with the SEC on May 14, 2021).

10.8+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K (File No. 001-39768) filed on July 27, 2021).

10.9+	2021 Stock Option and Incentive Plan for Berkshire Grey, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K (File No. 001-39768) filed on July 27, 2021).
21.1	List of Subsidiaries of Berkshire Grey, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39768) filed on July 27, 2021).
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Exhibit is a management contract or compensatory plan or arrangement.

^Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERKSHIRE GREY, INC.

Date: March 29, 2022	By:	/s/ Thomas Wagner
Thomas Wagner
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas Wagner	Chief Executive Officer and Director	March 29, 2022
Thomas Wagner	(principle executive officer)

/s/ Mark Fidler	Chief Financial Officer	March 29, 2022
Mark Fidler	(principle financial officer and principal accounting officer)

/s/ Peter Barris	Director	March 29, 2022
Peter Barris

/s/ John Delaney	Director	March 29, 2022
John Delaney

/s/ Fiona Dias	Director	March 29, 2022
Fiona Dias

/s/ Sven Strohband	Director	March 29, 2022
Sven Strohband

/s/ Serena Wolfe	Director	March 29, 2022
Serena Wolfe

INDEX TO FINANCIAL STATEMENTS

BERKSHIRE GREY, INC.

Audited Consolidated Financial Statements as of and for the Years Ended December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Berkshire Grey, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Berkshire Grey, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, mezzanine equity and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Boston, Massachusetts

March 29, 2022

BERKSHIRE GREY, INC.

Consolidated Balance Sheets

(in thousands, except share data and per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$171,089	$93,857
Accounts receivable	13,291	16,752
Inventories – net	2,641	758
Deferred fulfillment costs (see Note 8 for related party transactions)	7,689	3,461
Prepaid expenses	5,138	804
Other current assets	5,078	132
Total current assets	204,926	115,764
Property and equipment – net	10,874	9,403
Restricted cash	862	1,121
Other non-current assets	22	101
Total assets	$216,684	$126,389
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,766	$1,681
Accrued expenses	15,659	7,771
Contract liabilities (see Note 8 for related party transactions)	19,216	22,331
Other current liabilities	146	182
Total current liabilities	41,787	31,965
Share-based compensation liability	15,435	3,047
Warrant liability	13,277	—
Other non-current liabilities	1,954	2,057
Total liabilities	72,453	37,069
Commitments and contingencies (Note 15)
Mezzanine equity:
Redeemable convertible preferred stock – $0.0001 par value; 188,353,093 shares authorized and nil shares issued, and outstanding as of December 31, 2021; and 188,353,093 shares authorized, 165,744,062 shares issued and outstanding as of December 31, 2020; aggregate liquidation preference of $239,447 as of December 31, 2020 (Note 9)	—	223,442
Stockholders’ equity (deficit):
Common stock – Class A shares, $0.0001 par value; 385,000,000 and 261,657,617 shares authorized, 225,428,187 and 28,292,106 shares issued, and 225,428,187 and 21,288,845 outstanding as of December 31, 2021 and December 31, 2020, respectively; Class C shares, par value $0.0001, 5,750,000 and nil shares issued and outstanding as of December 31 2021 and December 30, 2020, respectively	24	3
Additional paid-in capital	449,307	17,578
Accumulated deficit	(305,084)	(151,704)
Accumulated other comprehensive (loss) income	(16)	1
Total stockholders’ equity (deficit)	144,231	(134,122)
Total liabilities, mezzanine equity, and stockholders’ equity (deficit)	$216,684	$126,389

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE GREY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Years Ended December 31,
	2021	2020
Revenue (see Note 8 for related party transactions)	$50,852	$34,835
Cost of revenue (see Note 8 for related party transactions)	59,099	32,009
Gross (loss) profit	(8,247)	2,826
Operating expenses:
General and administrative expense	40,313	15,935
Sales and marketing expense	51,960	12,910
Research and development expense	63,819	35,806
Total operating expenses	156,092	64,651
Loss from operations	(164,339)	(61,825)
Other income (expense)
Interest income	32	280
Change in fair value of warrant liabilities	11,061	—
Other (expense) income	(76)	3,907
Net loss before income taxes	(153,322)	(57,638)
Income tax	58	5
Net loss	$(153,380)	$(57,643)
Other comprehensive (loss) income:
Net foreign currency translation adjustments	(17)	1
Total comprehensive loss	$(153,397)	$(57,642)
Net loss per common share (Class A and C) – basic and diluted	$(1.33)	$(2.76)
Weighted average shares outstanding – basic and diluted	115,301,526	20,885,580

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE GREY, INC.

Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Mezzanine equity Series A and B		Common stock				Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	Class A Shares	Amount	Class C Shares	Amount	capital	deficit	income (loss)	deficit
Balance – December 31, 2019	28,207,674	$223,442	3,521,477	$3	—	$—	$14,028	$(94,061)	$—	$(80,030)
Retroactive application of recapitalization due to Merger (See note 3)	—	—	—	—	—	—	—	—	—	—
Mezzanine Equity	137,536,388	—	—	—	—	—	—	—	—	—
Common Stock	—	—	17,170,194	—	—	—	—	—	—	—
Balance at December 31, 2019, after effect of Merger	165,744,062	223,442	20,691,671	3	—	—	14,028	(94,061)	—	$(80,030)
Proceeds from exercise of stock options	—	—	597,174	—	—	—	226	—	—	226
Stock-based compensation	—	—	—	—	—	—	3,324	—	—	3,324
Other comprehensive income	—	—	—	—	—	—	—	—	1	1
Net loss	—	—	—	—	—	—	—	(57,643)	—	(57,643)
Balance – December 31, 2020	165,744,062	223,442	21,288,845	3	—	—	17,578	(151,704)	1	(134,122)
Issuance of common shares upon merger (see note 3)	—	—	15,312,113	2	5,750,000	—	2,752	—	—	2,754
Issuance of common stock via PIPE	—	—	16,500,000	1	—	—	164,999	—	—	165,000
Mezzanine equity conversion	(165,744,062)	(223,442)	165,744,062	16	—	—	223,426	—	—	223,442
Proceeds from exercise of stock options	—	—	6,583,167	2	—	—	3,103	—	—	3,105
Reclassification of restricted stock to equity	—	—	—	—	—	—	12,001	—	—	12,001
Stock-based compensation	—	—	—	—	—	—	25,448	—	—	25,448
Other comprehensive income	—	—	—	—	—	—	—	—	(17)	(17)
Net loss	—	—	—	—	—	—	—	(153,380)	—	(153,380)
Balance – December 31, 2021	—	$—	225,428,187	$24	5,750,000	$—	$449,307	$(305,084)	$(16)	$144,231

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE GREY, INC.

Consolidated Statements of Cash Flow

(in thousands)

	Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(153,380)	$(57,643)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,745	1,006
Loss on disposal of fixed assets	18	—
Gain on change in fair value of warrants	(11,061)	(3,922)
Gain on foreign currency transactions	73	5
Stock-based compensation	49,843	6,021
Change in operating assets and liabilities
Accounts receivable	3,461	(16,187)
Inventories	(1,883)	(355)
Deferred fulfillment costs	(4,228)	17,505
Prepaid expenses and other assets	(9,201)	8
Accounts payable	4,952	442
Accrued expenses	7,856	3,425
Contract liabilities	(3,115)	(8,306)
Other liabilities	(138)	2,027
Net cash used in operating activities	(114,058)	(55,974)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,069)	(8,718)
Net cash used in investing activities	(4,069)	(8,718)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	3,103	226
Proceeds from issuance of common stock upon Merger, net of issuance costs paid	192,088	—
Net cash provided by financing activities	195,191	226
Effect of exchange rate on cash	(91)	(4)
Net increase (decrease) in cash, cash equivalents, and restricted cash	76,973	(64,470)
Cash, cash equivalents, and restricted cash at beginning of period	94,978	159,448
Cash, cash equivalents, and restricted cash at end of period	171,951	94,978
NON-CASH INVESTING AND FINANCING ACTIVITIES
Assumption of merger warrants liability	24,338	—
Conversion of redeemable convertible preferred stock to common stock	(223,442)	—
Settlement of promissory note through repurchase of shares	10,238	—
Purchase of property and equipment included in accounts payable and accrued expenses	165	—
RECONCILIATION OF CASH AND RESTRICTED CASH WITHIN THE CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE CONSOLIDATED STATEMENTS OF CASH FLOWS ABOVE
Cash (inclusive of money market funds and cash equivalents of $162,164 and $92,858 at December 31, 2021 and 2020, respectively)	171,089	93,857
Restricted cash	862	1,121
Total cash, cash equivalents, and restricted cash	$171,951	$94,978

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE GREY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The transaction is accounted for as a reverse recapitalization with Legacy Berkshire Grey, Inc. being the accounting acquirer and RAAC as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the consolidated financial statements represent the accounts of Legacy Berkshire Grey and its wholly owned subsidiaries. The shares and net loss per common share prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Merger (each outstanding share of Legacy Berkshire Grey, Inc. Class A common stock and Legacy Berkshire Grey preferred stock was exchanged for 5.87585 shares (the “Exchange Ratio”) of the Company’s Class A common stock).

Prior to the Merger, RAAC’s units, public shares, and public warrants were listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbols “RAACU,” “RAAC,” and “RAACW,” respectively. On July 22, 2021, the Company's Class A common stock and public warrants began trading on the Nasdaq, under the symbols “BGRY” and “BGRYW,” respectively. See Note 3, "Merger" for further details.

Basis of Presentation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and judgments include, but are not limited to, revenue recognition (including performance obligations, provisions for contract losses, variable consideration and other obligations such as product returns), realizability of deferred fulfillment costs, inventory, warranty cost, accounting for stock-based compensation (including performance-based assessments), and accounting for income taxes and related valuation allowances. Actual results may differ from estimates.

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents consist of money market funds. Restricted cash represents cash on deposit with a financial institution as collateral for the Company’s corporate credit cards and an irrevocable standby letter of credit as security for the Company’s obligations under the lease for its headquarters in Massachusetts. The Company has included restricted cash as a non-current asset for the years ended December 31, 2021 and 2020.

Revenue Recognition

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. See Note 7, "Revenue", for our revenue recognition policy.

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable and cash and cash equivalents.

At December 31, 2021 and 2020, two customers and three customers accounted for approximately 100% of the Company’s accounts receivable balance, respectively. For the year ended December 31, 2021, the Company generated approximately 32%, 27%, 14% and 12% of revenues from four significant customers. For the year ended December 31, 2020, the Company generated approximately 70% and 30% of revenues from two significant customers. The Company believes that credit risks associated with these contracts are not significant due to the customers’ financial strength.

The Company places cash and cash equivalents with high-quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the consolidated balance sheets exceeds federally insured limits.

Warrant Liabilities

The Company classifies Private Placement Warrants and Public Warrants (both defined and discussed in Note 16, “Common Stock and Warrants” as liabilities. At the end of each reporting period, changes in fair value during the period are recognized as change in fair value of warrant liabilities within other (expense) income, net within the consolidated statements of operations and comprehensive loss. The Company will continue to adjust the warrant liability for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital.

Fair Value Measurements

The Company’s fair value measurements are estimated pursuant to a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, giving highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability, and may affect the valuation of the assets and liabilities and their placement within the hierarchy level. The three levels of inputs that may be used to measure fair value are defined as:

Level 1 — Quoted prices for identical assets and liabilities traded in active exchange markets.

Level 2 — Observable inputs other than Level 1 that are directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities inactive markets, or other observable inputs that can be corroborated by observable market data.

Level 3 — Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Accounts Receivable

The Company evaluates the collectability of outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company’s receivables amounted to approximately $13.3 million and $16.8 million as of December 31, 2021 and 2020, respectively. The Company believes that credit risks associated with these contracts are not significant. To date, the Company has not experienced any losses associated with accounts receivable and does not maintain an allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined by use of the average cost method. The Company maintains an inventory reserve for the estimated amount of excess or obsolete inventory.

Contract Assets and Contract Liabilities

Contract assets represent the sale of goods or services to a customer before the Company has the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional.

Contract liabilities represent an obligation to transfer goods or services to a customer for which the Company received advanced consideration. Contract liabilities will be recognized as revenue when the contracted deliverables are provided to our customers. See Note 7 for additional information.

Deferred Fulfillment Costs

The Company incurs costs to fulfill obligations under a contract once it is obtained, but before transferring goods or services to the customer. The Company capitalizes deferred fulfillment costs if they are directly related to a specific customer contract, generate or enhance assets used to satisfy the customer contract performance obligations in the future, and are recoverable. The Company’s deferred fulfillment costs include direct labor related to manufacturing, installation, software services, and direct materials.

Property and Equipment

Property and equipment, including significant betterments to existing facilities, are recorded at cost, less accumulated depreciation. Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. The Company reviews property and equipment for impairment upon a triggering event. If a review indicates that an impairment occurred, the Company writes down the carrying value of the assets to their fair value. Fair value is determined based on comparable market values, when available, or discounted cash flows. The Company concluded there were no triggering events for the years ended December 31, 2021 and 2020.

Depreciation and Amortization

Depreciation is recorded using the straight-line method over the shorter of the useful life or lease term, when applicable. The Company generally uses estimated useful lives of three years for machinery, furniture, equipment, and software. For leasehold improvements the Company records depreciation over the remaining lease term.

Deferred Rent and Rental Expense

Minimum rent expense is recorded using the straight-line method over the related lease term. The differences between payments required and rental expense are reflected as current and non-current liabilities rent in the consolidated balance sheets.

Stock-Based Compensation Expense

The Company issues stock-based awards to employees and nonemployees, generally in the form of stock options and restricted stock units ("RSUs"). Stock-based awards are accounted for in accordance with ASC Topic 718, Compensation — Stock Compensation, (“ASC 718”). ASC 718 requires all stock-based payments, including grants of employee stock options and modifications to existing stock options, to be recognized in the statements of operations and comprehensive loss based on their fair values. Compensation expense of those awards is recognized over the requisite service period. The Company recognizes forfeitures at the time forfeitures occur.

The Company issued restricted stock to an executive officer which was purchased with proceeds from a partial recourse promissory note. As the underlying restricted stock was not allocated to the recourse and non-recourse portions of the note, the entire note was treated as non-recourse and the shares were treated as stock options for accounting purposes. See Note 8, "Related Party Transactions" for additional information.

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same way the payroll costs or service payments are classified for the related stock-based award recipient.

Our stock-based awards are subject to service or performance-based vesting conditions. Compensation expense related to awards with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards with pre-established performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable.

The fair value of stock-based awards were estimated using the Black-Scholes option pricing model or a lattice model, which requires the input of highly subjective assumptions, including (i) the expected volatility of our stock, (ii) the expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. Due to the lack of a public market for the trading of our common stock prior to the Merger and a lack of company-specific historical and implied volatility, estimates of expected volatility are based on the historical volatility of a group of similar companies that are publicly traded. Expected life of our stock options are estimated using the “simplified” method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option were based on the U.S. Treasury yield curve in effect during the period the options were granted.

The fair value of RSUs are determined based on the closing quoted price of the Company’s common stock on the date of the grant. See Note 10, "Stock-Based Compensation”, for more information on the Company’s stock plans and share-based compensation expense.

Research and Development

Costs incurred in the research and development of the Company’s products are expensed as incurred.

Warranty

The Company accrues an estimate warranty expense based on expected warranty claims and costs to be incurred. Product warranty reserves are recorded in accrued expenses.

Income Taxes

Income taxes are recorded in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax reporting basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company evaluated available evidence and concluded that the Company may not realize the benefit of its deferred tax assets; therefore, a valuation allowance has been established for the full amount of the net deferred tax assets.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2021 and 2020, the Company did not have any significant uncertain tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. See Note 12, "Income Taxes" for additional information.

Net Loss Per Common Share

As a result of the Merger, the Company has retroactively restated the weighted average shares outstanding prior to July 21, 2021, to give effect to the Exchange Ratio.

Basic earnings per share is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares of Class A common stock and Class C common stock outstanding (denominator) during the period. Diluted earnings per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method and warrants using the if-converted method.

Diluted earnings per share excludes all dilutive potential shares if their effect is antidilutive. See Note 13, “Net Loss Per Share Attributable to Common Shareholders” for further details.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 and its related amendments (collectively referred to as ASC 842) requires entities to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and to recognize expense on their income statements over the lease term. ASC 842 will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. The Company adopted ASC 842 on January 1, 2022, using the modified retrospective method, whereby the new guidance will be applied prospectively as of the date of adoption and prior periods will not be restated. While the Company continues to calculate all potential impacts of the standard, the Company expects to record right-of-use assets of approximately $8 million to $10 million, and associated lease obligations of approximately $9 million to $11 million, on its balance sheet primarily related to its leased office space and research facility. The Company expects to elect certain available practical expedients upon adoption of the new guidance, including practical expedients that provide that an entity need not reassess whether an existing contract contains a lease and allows entities to carry forward the classification of current operating and capital leases into the new operating and financing classifications. The Company will also exclude leases with an expected term of less than one year from the application of ASC 842. In determining the estimated value of the right-use assets and lease liabilities provided above, the Company considered the remaining contractual term of the leases as well as the likelihood that the leases will be renewed.

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

3. Merger

On Closing Date, Berkshire Grey, Inc. received gross proceeds of $220.0 million, which included $55.0 million in proceeds from issuance of common stock upon the Merger and $165.0 million in proceeds from the PIPE Investment (as defined below). The Company recorded $27.9 million of transaction costs, which consisted of legal, accounting, and other professional services directly related to the Merger. These costs were included in additional paid-in capital on the Company’s consolidated balance sheet. These deferred offering costs are offset against proceeds upon accounting for the consummation of the Merger. On Closing Date each share of Legacy Berkshire Grey preferred stock, par value $0.001 per share, and each share of Legacy Berkshire Grey common stock, par value $0.001 per share, was converted into the right to receive 5.87585 shares of the Company's Class A common stock, par value $0.0001 per share.

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

Legacy Berkshire Grey was determined to be the accounting acquirer because Legacy Berkshire Grey shareholders prior to the Merger had the greatest voting interest in the combined entity, Legacy Berkshire Grey shareholders appointed the initial directors of the Company's board upon the closing of the Merger and control future appointments, Legacy Berkshire Grey comprises all of the Company's ongoing operations, and Legacy Berkshire Grey's senior management directs operations of the combined entity. Accordingly, all historical financial information presented in these consolidated financial statements represents the accounts of Legacy Berkshire Grey.

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

4. INVENTORIES

Inventories consist of the following:

	Years Ended December 31,
	2021	2020
	(in thousands)
Work in progress	$538	$3
Finished goods	2,103	755
Inventory, net	$2,641	$758

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2021	2020
	(in thousands)
Leasehold improvements	$6,512	$5,907
Machinery and equipment	922	15
Furniture and fixtures	983	714
Research and development equipment	4,712	2,794
Computer hardware and software	1,708	1,219
Construction in progress	382	437
Subtotal	15,219	11,086
Less: Accumulated depreciation	4,345	1,683
Property and equipment, net	$10,874	$9,403

Depreciation expense for the years ended December 31, 2021 and 2020 was approximately $2.7 million and $1.0 million, respectively.

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2021	2020
	(in thousands)
Accrued compensation	$8,562	$5,424
Accrued sales taxes payable	372	879
Accrued professional services	1,742	754
Accrued materials	3,094	401
Accrued other	1,437	272
Accrued warranty	452	41
Accrued expenses	$15,659	$7,771

Accrued Compensation

Accrued compensation included estimated year-end employee bonuses and related employee costs of approximately $5.4 million and $3.9 million at December 31, 2021 and 2020, respectively.

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

Changes in our product warranty consist of the following:

	December 31,
	2021	2020
	(in thousands)
Beginning balance	$41	$317
Accrual (reversal) for warranty expense	(58)	(136)
Warranty costs incurred during period	469	(140)
Ending balance	$452	$41

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

The Company’s contracts typically have multiple performance obligations that may include system delivery, installation, testing, and training. Judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. The Company also provides assurance-based warranties that are not considered a distinct performance obligation. The Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company generally uses a cost-plus margin approach to determine the stand-alone selling price for separate performance obligations.

Each customer contract is evaluated individually to determine the appropriate pattern of revenue recognition. Contracts that are recognized over time meet the criteria that the Company is creating or enhancing an asset that the customer controls. The system is delivered to the customer and control is transferred, after which point the Company performs installation and implementation services to fully integrate the system at the customer’s location. As such, revenue recognition begins upon delivery, continues throughout the installation and implementation period, and concludes upon customer acceptance. Revenue from customer contracts is generally expected to be recognized over a period of three to six months. There historically have been, and potentially will be in the future, customer contracts that contain obligations and timelines that result in revenue being recognized over extended periods, which may include periods greater than 12 months. The Company typically uses total estimated labor hours as the input to measure progress as labor hours represent work performed, which corresponds with, and thereby depicts, the transfer of control to the customer. Installation and training services are evaluated together with the delivery of robotic fulfillment or material handling systems as a singular performance obligation. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated cost to complete. As of December 31, 2021, it was estimated that the gross loss on current contracts would be $12.1 million, which is included in cost of revenue. The Company recorded $8.5 million as a provision for the remaining losses on contracts which is included within contract liabilities.

The Company determined that the revenue of one of its robotic fulfillment system contracts should be recognized at a point in time as the contract did not meet any of the three criteria to recognize revenue over time as defined in ASC 606-10-25-27 due to the terms within the contract. Obligations under this contract were fulfilled in March 2020 and the Company determined no similar contracts exist as of December 31, 2021 or December 31, 2020.

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

Incremental costs of obtaining a contract with a customer and other costs to fulfill a contract are required to be capitalized unless the Company elects to expense contract costs with periods less than a year. The Company has elected to expense these costs of obtaining a contract as incurred when the related contract period is less than one year. The Company does not pay upfront sales commissions on contracts when the related contract period is greater than one year, thus has not capitalized any amounts as of December 31, 2021.

The following table disaggregates revenue by timing of transfer of goods or services:

	Years Ended December 31,
	2021	2020
	(in thousands)
Transferred over time	$49,610	$10,045
Transferred at a point in time	1,242	24,790
Total Revenue	$50,852	$34,835

Payment terms offered to customers are defined in contracts and do not include a significant financing component. Payment milestones typically exist throughout the course of a contract and generally occur upon signing of an agreement, delivery of a system, start and completion of installation and testing, and upon acceptance of the system. The nature of the Company’s contracts may give rise to variable consideration, typically related to fees charged for shipping and handling. The Company generally estimates such variable consideration at the most likely amount. In addition, the Company includes the estimated variable consideration in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the related uncertainty is resolved. Provisions for contract losses are recorded as liabilities when it becomes evident that a liability has occurred and the amount of the loss is reasonably estimable. These estimates are based on historical experience and the Company’s best judgment at the time. To the extent there is certainty in estimating these amounts, they are included in the transaction price of the Company’s contracts and the associated remaining performance obligations. Contract losses are reported as cost of revenue during the period in which the loss becomes evident. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

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

Deferred Fulfillment Costs and Contract Balances

As of December 31, 2021 and 2020, the Company incurred $7.7 million and $3.5 million of net deferred fulfillment costs, respectively.

Changes in the contract liability balance during the year ended December 31, 2021, were due to the Company receiving additional advanced cash payments from customer contracts and the Company recognizing revenue as performance obligations were met. The following table summarizes changes in contract liabilities during the year ended December 31, 2021:

Contract Liabilities
(in thousands)
Contract liabilities at December 31, 2020	$22,331
Additions to contract liabilities during the period	35,760
Provision for contract losses	8,465
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	(21,957)
Amounts added to contract liabilities during the period	(25,383)
Contract liabilities at December 31, 2021	$19,216

Contract assets were $4.3 million as of December 31, 2021 and are included in other current assets within the consolidated balance sheets. There were no significant contract asset balances as of December 31, 2020.

8. RELATED PARTY TRANSACTIONS

In June 2019, the Company entered into two customer contracts with an affiliate of one of its primary investors. Related to these contracts, as of December 31, 2021 and December 31, 2020, the Company recorded less than $0.1 million and $1.4 million in net deferred fulfillment costs, respectively, and less than $0.1 million and $4.6 million in contract liabilities, respectively. For the years ended December 31, 2021 and 2020, the Company recognized approximately $5.1 million and $9.8 million in revenue and approximately $2.1 million and $4.3 million in cost of revenue related to these customer contracts, respectively.

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

On February 23, 2021, the Company entered into an agreement with the executive officer, in which the Company’s Board of Directors authorized the repurchase of a sufficient number of vested shares of common stock from the executive officer, at an aggregate price sufficient to repay the Promissory Note (the "Stock Repurchase Agreement"). At the Closing Date on July 21, 2021, all outstanding principal and accrued interest under the Promissory Note was repaid and the note was retired.

9. CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

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
			(in thousands)
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

10. STOCK-BASED COMPENSATION

In 2013, the Company adopted the Berkshire Grey, Inc. 2013 Stock Option and Stock Purchase Plan (the “2013 Plan”) under which the Company may grant incentive stock options, nonqualified stock options, restricted stock, unrestricted stock, restricted stock units, performance awards, or other awards that are convertible into or based on company stock. The maximum number of shares that may be issued under the Plan was 58,863,225 (as converted for the effect of the Merger) shares as of December 31, 2021 and December 31, 2020.

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

Stock-based compensation expense recognized for all stock-based awards is reported in the Company’s consolidated statements of operations and comprehensive loss as follows:

	Years Ended December 31,
	2021	2020
	(in thousands)
Cost of sales	$557	$137
General and administrative	19,353	3,245
Sales and marketing	27,278	1,583
Research and development	2,655	1,056
Total	$49,843	$6,021

Stock Options

The Company issued grants of 2,270,858 and 17,377,292 stock options during the years ended December 31, 2021 and 2020, respectively.

The following table summarizes stock option activity under the 2013 Plan and 2021 Plan since December 31, 2020:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2020	35,001,146	$0.80	7.8
Granted	2,270,858	7.70	—
Exercised	(6,574,818)	0.48	—
Cancelled	(21,090)	1.11	—
Forfeited	(1,240,777)	0.80	—
Outstanding at December 31, 2021	29,435,319	$1.40	7.5
Exercisable at December 31, 2021	15,202,295	$0.71	6.5
Vested or expected to vest at December 31, 2021	29,435,319	$1.40	7.5

In determining the estimated fair value of the stock option awards, the Company uses the Black-Scholes option pricing model. The fair value of share option awards was estimated with the following assumptions:

	As of December 31,
	2021	2020
Expected volatility	32% - 34%	55.0%
Risk-free interest rate	.99% - 1.20%	.55% - .68%
Expected term (in years)	6.1	6.1
Expected dividend rate	0%	0%

As of December 31, 2021, 3,231,432 of the options outstanding are subject to performance-based vesting criteria described below.

The total intrinsic value of options exercised in the year December 31, 2021, was approximately $44.2 million.

The Company recognized approximately $22.0 million and $3.3 million in stock-based compensation expense related to stock options during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was approximately $21.5 million of total unrecognized compensation cost related to non-vested stock options. The total unrecognized compensation cost will be adjusted for future forfeitures as they occur. As of December 31, 2021, the Company expects to recognize its remaining stock-based compensation expense over a weighted-average period of 3.0 years.

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

The underlying shares of Restricted Stock are not considered outstanding until the vesting conditions have been achieved. As of December 31, 2021, 3,063,991 shares of Restricted Stock have vested, and none were forfeited.

The Company recognized approximately $24.4 million and $2.7 million in stock-based compensation expense related to the Restricted Stock during the years ended December 31, 2021 and 2020, respectively. The expense is presented in the Company’s consolidated statements of operations and comprehensive loss as sales and marketing expense and general and administrative expense, respectively. As of December 31, 2021, there was approximately $15.1 million of total unrecognized compensation cost related to the Restricted Stock.

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

The following table summarizes the RSU activity under the equity incentive plan:

	RSUs
	RSU Activity	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 30, 2020
Granted	5,041,197	$6.33
Vested	(37,043)	7.61
Forfeited	(79,911)	7.61
Outstanding at December 31, 2021	4,924,243	$6.30
Expected to vest at December 31, 2021	4,924,243	$6.30

The Company recognized approximately $3.5 million in stock-based compensation expense related to RSUs during the year ended December 31, 2021. The Company did not recognize any stock-based compensation expense related to RSUs during the year ended December 31, 2020. As of December 31, 2021, there was approximately $27.9 million of total unrecognized compensation cost related to non-vested RSUs. As of December 31, 2021, the Company expects to recognize its remaining stock-based compensation expense over a weighted-average period of 3.6 years.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following table summarizes information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money Market funds in Cash and Cash Equivalents	$162,164	$—	$—	$162,164
Total Assets	$162,164	$—	$—	$162,164
Liabilities:
Public Warrants	$8,625	$—	$—	$8,625
Private Placement Warrants	$—	$4,651	$—	$4,651
Total Liabilities	$8,625	$4,651	$—	$13,276

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money Market funds in Cash and Cash Equivalents	$92,858	$—	$—	$92,858
Total Assets	$92,858	$—	$—	$92,858

Money market funds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 1 measurement within the fair value hierarchy.

As of December 31, 2021, the Company has Private Placement Warrants and Public Warrants ("Warrants") defined and discussed in Note 16, "Common Stock and Warrants". The Warrants are measured at fair value on a recurring basis. The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded. Because the transfer of Private Placement Warrants to anyone outside of the initial purchasers would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions. Accordingly, the Private Placement Warrants are classified as Level 2 financial instruments. The Public and Private Warrants were valued as of December 31, 2021 using the listed trading price of $0.90 per Public Warrant.

During the year ended December 31, 2021, there were no transfers between Level 1, Level 2, and Level 3.

The change in fair value of warrant liabilities is as follows:

Warrant Liabilities
(in thousands)
Balance at December 31, 2020	$—
Private placement warrants and public warrants	24,338
Exercised warrants	—
Change in fair value	(11,061)
Balance at December 31, 2021	$13,277

12. INCOME TAXES

During the years ended December 31, 2021 and 2020, the Company recorded no income tax benefits due to the losses incurred and the uncertainty of future taxable income. For financial reporting purposes, net loss before income taxes, includes the following components:

	Years Ended December 31,
	2021	2020
	(in thousands)
Domestic	$(153,426)	$(57,638)
Foreign	104	45
Total	$(153,322)	$(57,593)

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2021	2020
Federal statutory rate%	21.0%	21.0%
State rate, net of federal benefit%	7.5%	4.1%
Change in valuation allowance%	(28.0)%	(30.0)%
Tax credits generated%	3.3%	5.9%
Stock-based compensation%	(2.6)%	(2.1)%
Warrant revaluation%	1.5%	1.4%
Permanent differences%	(2.5)%	(0.2)%
Other Items	(0.3)%	0.0%
Effective tax rate%	(0.1)%	0.1%

Deferred tax assets and liabilities consist of the following:

	Years Ended December 31,
	2021	2020
	(in thousands)
Federal and state net operating carryforwards	$70,569	$36,988
Research and development and other credits	13,046	8,000
Stock-based compensation	1,742	240
Deferred revenue	—	228
Other	4,359	1,262
Gross deferred tax assets	89,716	46,718
Valuation allowance	(89,633)	(46,722)
Net deferred tax assets	$83	$(4)

Realization of deferred tax assets is dependent upon the generation of future taxable income. As required by ASC 740 Income Taxes, the Company evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets as of December 31, 2021 and 2020. As the Company has incurred tax losses from inception, the Company determined that it was more likely than not that the Company would not realize the benefits of federal and state net deferred tax assets. Accordingly, a full valuation allowance was established against the net deferred tax assets as of December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the Company had federal net operating loss carryforwards of $256.6 million and $143.2 million, respectively, which may be available to reduce future taxable income. The carryforwards generated in 2018 and prior expire at various dates through 2038. The $215.2 million in carryforwards generated from 2019 onwards do not expire. As of December 31, 2021 and 2020, the Company had state net operating loss carryforwards of $263.2 million and $105.8 million, respectively, which may be available to reduce future taxable income. These carryforwards expire at various dates through 2041. In addition, the Company had federal and state research and development tax credit carryforwards of $14.2 million available to reduce future tax liabilities, which will expire at various dates through 2041.

Utilization of the Company’s net operating loss (“NOL”) carryforwards and research and development (“R&D”) tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 (“Section 382”) as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D tax credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership changes as defined by Section 382 results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to significant complexity with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the NOL carryforwards or R&D tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards or R&D tax credit carryforwards before utilization.

The Company operates within multiple taxing jurisdictions and is required to file tax returns in those jurisdictions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available. The Company is currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years. The Company has not recorded any interest or penalties on any unrecognized tax benefits since inception. The Company does not believe material uncertain tax positions have arisen to date.

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

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid for the years ended December 30, 2021 or 2020. The diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents during the period. The Company’s stock options are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Net loss attributable to common stockholders is equivalent to net loss for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	For the Twelve Months Ended December 31,
	2021		2020
	Class A	Class C	Class A	Class C
Numerator:
Net loss attributable to common stockholders (in thousands)	$(149,960)	$(3,437)	$(57,642)	$—
Denominator:
Weighted-average shares used in computing net loss per attributable to common stockholders, basic and diluted	112,717,964	2,583,562	20,885,580	—
Net loss per share
Net loss per share attributable to common shareholders, basic and diluted	$(1.33)	$(1.33)	$(2.76)	$—

For the years ended December 31, 2021 and 2020, options, warrants, restricted stock units, and restricted stock awards, representing approximately 29.4 million, 14.8 million, 4.9 million, and 3.9 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for both periods.

14. Segment information

In its operation of the business, management, including our chief operating decision maker, who is also our Chief Executive Officer, reviews the business as one segment. The Company currently ships its products to markets in the United States and Japan. Product sales attributed to a country are based on the location of the customer to whom the products are being sold. Long-lived assets are primarily held in the United States.

Product sales by country are as follows:

	Years Ended December 31,
	2021	2020
	(in thousands)
United States	$45,781	$25,020
Japan	5,071	9,815
Total Revenue	$50,852	$34,835

15. COMMITMENTS AND CONTINGENCIES

The Company has various non-cancellable operating leases for facilities that expire at various dates through 2031.

In September 2016, the Company executed a lease agreement for office space in Lexington, Massachusetts. The lease has an initial term of approximately five years with the option to extend the term for one additional five-year term. In December 2018, the Company executed the First Amendment to expand the premises. In addition to rent, the lease requires the Company to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

In February 2018, the Company executed a sublease agreement for additional office space in Lexington, Massachusetts. The sublease has a term of approximately three years. The sublease agreement expired during 2021 and will not be renewed.

In August 2019, the Company executed a lease agreement for office and warehouse space in Sharpsburg, Pennsylvania. The lease has an initial term of approximately five years and three months with an option to extend the term for one additional five-year term. In addition to rent, the lease requires the Company to pay additional amounts for taxes, insurance, maintenance, and other operating expenses.

In February 2020, the Company executed a lease for its headquarters in Bedford, Massachusetts. The original 11-year lease for approximately 70,748 square feet of combined office and laboratory space is set to expire in 2031, with two options to extend the term for additional periods of five years each. The landlord agreed to provide the Company a construction allowance of up to $1.4 million to be applied toward the aggregate work completed on the total space. The Company provided an approximate $1.0 million cash-collateralized irrevocable standby letter of credit as security for the Company’s obligations under the lease. The Company will also be required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises.

Rental expense was approximately $2.0 million for each of the years ended December 31, 2021 and 2020.

As of December 31, 2021, future minimum rental commitments for operating leases with non-cancellable terms in excess of one year were as follows:

Operating Leases
Years Ending December 31,	(in thousands)
2022	$1,601
2023	1,462
2024	1,504
2025	1,473
2026	1,287
Thereafter	5,792
Total	$13,119

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

The Private Placement Warrants and Public Warrants for shares of Class A common stock meet liability classification requirements since the warrants may be required to be settled in cash under a tender offer. Therefore, these warrants are classified as liabilities on the consolidated balance sheet. As of December 31, 2021, no warrants have been exercised.

As of December 31, 2021, the following Warrants were outstanding:

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