Form 10-Q
period 2022-03-31
Berkshire Grey, Inc.
filed 2022-05-12
CIK 1824734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, the registrant had 226,986,928 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class C common stock, par value $0.0001 per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BERKSHIRE GREY, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except for share data)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$139,581	$171,089
Accounts receivable	15,253	13,291
Inventories, net	3,890	2,641
Deferred fulfillment costs (see Note 8 for related party transactions)	21,241	7,689
Prepaid expenses	4,641	5,138
Other current assets	5,504	5,078
Total current assets	190,110	204,926
Property and equipment, net	9,411	10,874
Operating lease right-of-use assets	8,154	—
Restricted cash	862	862
Other non-current assets	849	22
Total assets	$209,386	$216,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,184	$6,766
Accrued expenses	15,132	15,659
Contract liabilities (see Note 8 for related party transactions)	35,633	19,216
Other current liabilities	838	146
Total current liabilities	58,787	41,787
Share-based compensation liability	8,482	15,435
Warrant Liabilities	6,093	13,277
Operating lease liabilities, noncurrent	9,429	—
Other non-current liabilities	—	1,954
Total liabilities	$82,791	$72,453
Stockholders’ equity:
Common stock – Class A shares, $0.0001 par value; 385,000,000 shares authorized as of March 31, 2022 and December 31, 2021, 226,724,602 and 225,428,187 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively; Class C shares, par value $0.0001, 5,750,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	24	24
Additional paid-in capital	455,244	449,307
Accumulated deficit	(328,650)	(305,084)
Accumulated other comprehensive (loss)	(23)	(16)
Total stockholders’ equity	126,595	144,231
Total liabilities and stockholders’ equity	$209,386	$216,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BERKSHIRE GREY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except for share data)

	For the Three Months Ended March 31,
	2022	2021
Revenue (see Note 8 for related party transactions)	$5,492	$3,965
Cost of revenue (see Note 8 for related party transactions)	6,696	4,698
Gross loss	(1,204)	(733)
Operating expenses:
General and administrative expense	7,662	4,143
Sales and marketing expense	1,489	27,483
Research and development expense	20,343	12,310
Total operating expenses	29,494	43,936
Loss from operations	(30,698)	(44,669)
Other income (expense):
Interest income, net	7	11
Change in fair value of warrant liabilities	7,183	—
Other (expense), net	(48)	(20)
Net loss before income taxes	(23,556)	(44,678)
Income tax	10	5
Net loss	$(23,566)	$(44,683)
Other comprehensive loss:
Net foreign currency translation adjustments	(7)	(6)
Total comprehensive loss	$(23,573)	$(44,689)
Net loss per common share (Class A and C) – basic and diluted	$(0.10)	$(2.06)
Weighted average shares outstanding – basic and diluted	231,990,998	21,704,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BERKSHIRE GREY, INC.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Mezzanine equity		Common stock				Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	Class A Shares	Amount	Class C Shares	Amount	capital	deficit	income (loss)	equity/deficit
Balance – December 31, 2021	—	$—	225,428,187	$24	5,750,000	$—	$449,307	$(305,084)	$(16)	$144,231
Proceeds from exercise of stock options	—	—	1,296,415	—	—	—	823	—	—	823
Reclassification of restricted stock to equity					—		706	—	—	706
Stock-based compensation	—	—	—	—	—	—	4,408	—	—	4,408
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(7)	(7)
Net loss	—	—	—	—	—	—	—	(23,566)	—	(23,566)
Balance – March 31, 2022	—	—	226,724,602	24	5,750,000	—	455,244	(328,650)	(23)	126,595

Balance – December 31, 2020	28,207,674	$223,442	3,623,109	$3	—	$—	$17,578	$(151,704)	$1	$(134,122)
Retroactive application of recapitalization due to Merger (See note 3)			—				—	—	—	—
Mezzanine Equity	137,536,388	—	—	—	—	—	—	—	—	—
Common Stock	—	—	17,665,736	—	—	—	—	—	—	—
Balance - December 31, 2020, after effect of Merger	165,744,062	223,442	21,288,845	3	—	—	17,578	(151,704)	1	(134,122)
Proceeds from exercise of stock options	—	—	1,347,220	—	—	—	278	—	—	278
Stock-based compensation	—	—	—	—	—	—	1,165	—	—	1,165
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	—	—	(44,683)	—	(44,683)
Balance – March 31, 2021	165,744,062	$223,442	22,636,065	$3	—	$—	$19,021	$(196,387)	$(5)	$(177,368)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BERKSHIRE GREY, INC.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

(in thousands, except for share data)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,566)	$(44,683)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	760	546
Loss on disposal of fixed assets	12	13
Gain on change in fair value of warrants	(7,183)	—
Gain on foreign currency transactions	33	8
Stock-based compensation	(1,838)	24,179
Change in operating assets and liabilities
Accounts receivable	(1,962)	14,176
Inventories	(1,249)	(221)
Deferred fulfillment costs	(13,552)	558
Prepaid expenses and other assets	129	(2,365)
Accounts payable	348	466
Accrued expenses	(553)	(3,114)
Contract liabilities	16,417	(753)
Other liabilities	(34)	(26)
Net cash used in operating activities	(32,238)	(11,216)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(46)	(1,194)
Net cash used in investing activities	(46)	(1,194)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	822	278
Net cash provided by financing activities	822	278
Effect of exchange rate on cash	(46)	(15)
Net (decrease) in cash, cash equivalents, and restricted cash	(31,508)	(12,147)
Cash, cash equivalents, and restricted cash at beginning of period	171,951	94,978
Cash, cash equivalents, and restricted cash at end of period	$140,443	$82,831
NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use asset	(8,154)	—
Lease liability	10,287	—
Net investment in lease	884	—
Purchase of property and equipment included in accounts payable and accrued expenses	147	260
RECONCILIATION OF CASH AND RESTRICTED CASH WITHIN THE CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE CONSOLIDATED STATEMENTS OF CASH FLOWS ABOVE
Cash (inclusive of money market funds and cash equivalents of $129,172 and $81,239 at March 31, 2022 and 2021, respectively)	139,581	81,710
Restricted cash	862	1,121
Total cash, cash equivalents, and restricted cash	140,443	82,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BERKSHIRE GREY, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Berkshire Grey, Inc. (“Berkshire Grey,” “we,” “us,” “our,” or the “Company”) is an Intelligent Enterprise Robotics (“IER”) company pioneering and delivering transformative AI-enabled robotic solutions that automate filling ecommerce orders for consumers and businesses, filling orders to resupply retail and grocery stores, and handling packages shipped to fill those orders. The Company was founded in 2013 and is based in Bedford, MA. The Company has approximately 400 employees. The Company's IER capabilities are grounded in patented and proprietary technologies for robotic picking (each picking or unit handling), robotic movement and mobility (movement and storage of orders and goods), and system orchestration (which enables various intelligent subsystems to work together so that the right work is being done at the right time to meet our customer’s needs).

On July, 21, 2021, (the “Closing Date”) the Company consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated February 23, 2021, by and among Berkshire Grey Operating Company, Inc. (f/k/a Berkshire Grey, Inc.) (“Legacy Berkshire Grey"), the Company, (f/k/a Revolution Acceleration Acquisition Corp. (“RAAC”)), and Pickup Merger Corp, a Delaware corporation and a direct, wholly owned subsidiary of RAAC (“Merger Sub”). On the Closing Date, pursuant to the terms of the Merger Agreement, a business combination (the "Business Combination") between RAAC and Legacy Berkshire Grey was effected through the merger of Merger Sub with and into Legacy Berkshire Grey, with Legacy Berkshire Grey surviving the merger as a wholly owned subsidiary of RAAC (the "Merger"). RAAC amended and restated its second amended and restated certificate of incorporation and its bylaws such that RAAC changed its name to “Berkshire Grey, Inc.”. Unless the context otherwise requires, references herein to “Legacy Berkshire Grey” refer to Berkshire Grey, Inc. (currently known as Berkshire Grey Operating Company, Inc.), a Delaware corporation, prior to the effective time of the Merger Agreement.

The Business Combination is accounted for as a reverse recapitalization with Legacy Berkshire Grey, Inc. being the accounting acquirer and RAAC as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represent the accounts of Legacy Berkshire Grey and its wholly owned subsidiaries. The shares and net loss per common share prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Merger (each outstanding share of Legacy Berkshire Grey, Inc. Class A common stock and Legacy Berkshire Grey preferred stock was exchanged for 5.87585 shares (the “Exchange Ratio”) of the Company’s Class A common stock).

Prior to the Merger, RAAC’s units, public shares, and public warrants were listed on The NASDAQ Stock Market LLC (the “Nasdaq”) under the symbols “RAACU,” “RAAC,” and “RAACW,” respectively. On July 22, 2021, the Company's Class A common stock and public warrants began trading on the Nasdaq, under the symbols “BGRY” and “BGRYW,” respectively. See Note 3, "Merger" for further details.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Berkshire Grey and its subsidiaries, after elimination of all intercompany balances and transactions. The Company prepared the accompanying unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The information included in these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position, results of operations and cash flows for the periods and dates presented. Interim results are not necessarily indicative of results for the full fiscal year or any future periods.

For the Company’s subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at period-end foreign exchange rates. Revenues and expenses are translated into U.S. dollars at the average foreign exchange rates for the period. Translation adjustments are excluded from the determination of net income and are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION (cont.)

Liquidity

The Company incurred net losses and negative cash flows from operations since inception and relied upon financing activities to fund operations. The Company has raised approximately $227.3 million, net of issuance costs, from the issuance of preferred stock and warrants as described in Note 9, "Convertible Preferred Stock". The Company also received net proceeds from the Merger of approximately $192.1 million, as described in Note 3, "Merger". Management believes the capital raised, in combination with the Merger proceeds, will be sufficient to fund its current operations, projected working capital requirements, and capital spending for a period beyond the next 12 months.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and judgments include, but are not limited to, revenue recognition, realizability of deferred fulfillment costs, inventory, warranty cost, accounting for stock-based compensation (including performance-based assessments), and accounting for income taxes and related valuation allowances. Actual results may differ from estimates.

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents consist of money market funds. Restricted cash represents cash on deposit with a financial institution as collateral for the Company’s corporate credit cards and an irrevocable standby letter of credit as security for the Company’s obligations under the lease for its headquarters in Massachusetts. The Company has included restricted cash as a non-current asset as of March 31, 2022 and December 31, 2021.

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable and cash and cash equivalents.

Sales of the Company’s products are concentrated among specific customers. At March 31, 2022, and December 31, 2021, four and two customers accounted for approximately 100% of the Company’s accounts receivable balance, respectively. For the three months ended March 31, 2022, the Company generated 38%, 14%, 12%, 12% and 12% of revenues from five customers. For the three months ended March 31, 2021, the Company generated approximately 60% and 40% of revenues from two customers. The Company believes that credit risks associated with these contracts are not significant due to the customers’ financial strength.

The Company places cash and cash equivalents with high-quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the condensed consolidated balance sheets exceeds federally insured limits.

2. SIGNIFICANT ACCOUNTING POLICIES (cont.)

Warrant Liabilities

The Company classifies Private Placement Warrants and Public Warrants (both defined and discussed in Note 16, “Common Stock and Warrants” as liabilities. At the end of each reporting period, changes in fair value during the period are recognized as change in fair value of warrants liabilities within other (expense) income, net within the condensed consolidated statements of operations and comprehensive loss. The Company will continue to adjust the warrant liability for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital.

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

Recently Adopted Accounting Standards

Effective January 1, 2022, the Company adopted ASU No. 2016-02, ("ASU 2016-02"). ASU 2016-02 and its related amendments (collectively referred to as ASC 842) amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for those leases classified as operating leases. To account for leases as a lessee, the Company adopted ASC 842 on January 1, 2022 using the modified retrospective method, whereby the new guidance is applied prospectively as of the date of adoption and prior periods are not to be restated. The Company elected the package of practical expedients which permits the Company to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. Additionally, the Company elected the following practical expedients: the Company has elected to not separate lease components from non-lease components in its lease contract; the Company will not apply the recognition requirements of ASC 842 to its leases with lease terms of 12 months or less but rather recognize the lease expense on a straight-line basis over the lease term. The adoption of the lease standard did not change the Company's previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. Adoption of the lease standard had a material impact on its condensed consolidated balance sheet (Note 15, "Commitments and Contingencies").

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. This accounting update removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. We prospectively adopted the accounting update on January 1, 2022. The adoption did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments. This may result in the earlier recognition of allowances for losses. The guidance is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this ASU to have a significant impact on its condensed consolidated financial statements.

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

4. INVENTORIES, NET

Inventories consist of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Work in progress	$82	$538
Finished goods	3,808	2,103
Inventory, net	$3,890	$2,641

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Leasehold improvements	$6,535	$6,512
Machinery and equipment	38	922
Furniture and fixtures	968	983
Research and development equipment	4,750	4,712
Computer hardware and software	1,733	1,708
Construction in progress	473	382
Subtotal	14,497	15,219
Less: Accumulated depreciation	5,086	4,345
Property and equipment, net	$9,411	$10,874

Depreciation expense for the three months ended March 31, 2022 and 2021, was approximately $0.8 million and $0.5 million, respectively.

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Accrued compensation	$2,458	$8,562
Accrued sales taxes payable	937	372
Accrued professional services	1,149	1,742
Accrued materials	8,174	3,094
Accrued other	2,034	1,437
Accrued warranty	380	452
Accrued expenses	$15,132	$15,659

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

Changes in our product warranty consist of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Beginning balance	$452	$41
Accrual (reversal) for warranty expense	(94)	(58)
Warranty costs incurred during period	22	469
Ending balance	$380	$452

7. REVENUE

The Company primarily derives its revenue from selling robotic fulfillment systems, which consist of a network of automated machinery installed at the customer location and configured to meet specified performance requirements, such as accuracy, throughput, and up-time. Revenue is recognized when control of the promised products is transferred to the customer, or when services are satisfied under the contract, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price). Revenue is recognized only to the extent that it is probable that a significant reversal of revenue will not occur. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue.

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

Each customer contract is evaluated individually to determine the appropriate pattern of revenue recognition. Contracts that are recognized over time meet the criteria that the Company is creating or enhancing an asset that the customer controls. The system is delivered to the customer and control is transferred, after which point the Company performs installation and implementation services to fully integrate the system at the customer’s location. As such, revenue recognition generally begins upon delivery, continues throughout the installation and implementation period, and concludes upon customer acceptance. Revenue from customer contracts is generally expected to be recognized over a period of three to six months. There historically have been, and potentially will be in the future, customer contracts that contain obligations and timelines that result in revenue being recognized over extended periods, which may include periods greater than 12 months. For those performance obligations where revenue is recognized over time, the Company recognizes revenue as costs are incurred or as labor hours are incurred, depending on the type of contract (i.e., an input method). Installation and training services are evaluated together with the delivery of robotic fulfillment or material handling systems as a singular performance obligation. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated cost to complete. As of December 31, 2021, it was estimated that the gross loss on current contracts would be $12.1 million, which was included in cost of revenue for the year then ended. The Company recorded $8.5 million as a provision for the remaining losses on contracts which is included within contract liabilities as of December 31, 2021 and March 31, 2022.

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

Other performance obligations recognized over time include, but are not limited to, maintenance, extended support, and research services. Maintenance and extended support services are recognized ratably on a straight-line-basis as the Company assumes an even distribution of performance over the service period. Research services are recognized based on the ratio of labor hours to date and the total estimated labor hours at the completion of the performance obligation.

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

Incremental costs of obtaining a contract with a customer and other costs to fulfill a contract are required to be capitalized unless the Company elects to expense contract costs with periods less than a year. The Company has elected to expense these costs of obtaining a contract as incurred when the related contract period is less than one year. The Company does not pay upfront sales commissions on contracts when the related contract period is greater than one year, thus has not capitalized any amounts as of March 31, 2022.

The following table disaggregates revenue by timing of transfer of goods or services:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Transferred over time	$5,317	$3,936
Transferred at a point in time	175	29
Total revenue	$5,492	$3,965

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

Measure of Progress

In accordance with its policy, the Company reviews the measure of progress used to faithfully depict transfer of control of our goods and services to our customers. This review indicated the circumstances of the Company's systems delivery and installation for certain sales have changed over time and that the transfer of control to our customers would be more faithfully depicted over time as cost is incurred, beginning upon delivery, and continuing through the installation process (“cost-to-cost method”) rather than based on the ratio of labor hours incurred to total estimated labor hours at the completion of the performance obligation. The Company’s assessment of control transfer considered when legal title to machinery passes to the customer, when the customer first gains beneficial use, and other indicators control has transferred. As a result, effective January 1, 2022, the Company began using a cost-to-cost methodology for some projects that commenced during the current fiscal year. Under both the cost-to-cost and labor hours input methods the Company expects revenue to be recognized over a period of three to six months.

Lessor Revenue

To account for leases as a lessor, the Company adopted ASC 842 on January 1, 2022 and applied it prospectively to its first lease agreement which commenced on January 3, 2022. The company may enter into leases as an alternative means of realizing value from systems that it would otherwise sell. Lease payments due to the Company are typically fixed and paid in equal installments over the lease term. The Company’s payment terms for leases are typically unconditional. Therefore, in an instance when the client requests to terminate the lease prior to the end of the lease term, the client would typically be required to pay the remaining lease payments in full. When lease arrangements include multiple performance obligations, the Company allocates the consideration in the contract between the lease components and the non-lease components on a relative standalone selling price basis. The lease was accounted for as a sales-type lease. For a sales-type lease, the carrying amount of the asset is derecognized from inventory and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment less unearned income and allowance for credit losses. Any selling profit or loss arising from a sales-type lease is recorded at lease commencement. Selling profit or loss is presented on a gross basis when the company enters into a lease to realize value from a product that it would otherwise sell in its ordinary course of business, whereas in transactions where the company enters into a lease for the purpose of generating revenue by providing financing, the selling profit or loss is presented on a net basis. Over the term of the lease, the company recognizes finance income on the net investment in the lease and any variable lease payments, which are not included in the net investment in the lease.

As of March 31, 2022, the Company is party to one sales-type lessor agreement which is for a five year term with fixed quarterly payments. The net investment in the lease is $0.8 million which is included within other non-current assets in the condensed consolidated balance sheets. The unguaranteed residual value of the leased asset is $0.3 million. Sales-type lease revenue for the three months ended March 31, 2022, was $0.8 million with no profit or loss recognized at commencement. The Company is not party to any direct financing or operating lessor agreements.

Deferred Fulfillment Costs and Contract Liability Balances

As of March 31, 2022 and December 31, 2021, the Company incurred $21.2 million and $7.7 million of net deferred fulfillment costs, respectively.

Changes in the contract liability balance during the three months ended March 31, 2022, were due to the Company receiving additional advanced cash payments from customer contracts and the Company recognizing revenue as performance obligations were met. The following table summarizes changes in contract liabilities during the three months ended March 31, 2022:

Contract Liabilities
(in thousands)
Contract liabilities at December 31, 2021	$19,216
Additions to contract liabilities during the period	19,871
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	(674)
Amounts added to contract liabilities during the period	(2,780)
Contract liabilities at March 31, 2022	$35,633

There were no significant contract asset balances for all periods presented.

8. RELATED PARTY TRANSACTIONS

In June 2019, the Company entered into two customer contracts with an affiliate of one of its primary investors. Related to these contracts, as of March 31, 2022 and December 31, 2021, the Company recorded less than $0.1 million in net deferred fulfillment costs and contract liabilities. For the three months ended March 31, 2022 and 2021, the Company recognized approximately $0.7 million and $1.6 million in revenue and less than $0.1 million and $0.8 million in cost of revenue related to these customer contracts, respectively.

In October 2019, the Company issued a Partial Recourse Secured Promissory Note (the “Promissory Note”) to an executive officer for approximately $9.9 million with an interest rate of 1.86% per annum compounded annually. Under the terms of the Promissory Note, the officer was be personally liable for 51% of the unpaid balance of the principal and any accrued interest. The entire principal amount was used to purchase 7,003,261 shares (as converted for the effect of the Merger) of restricted stock. The Promissory Note was collateralized by the restricted common stock. The Company determined that the entire Promissory Note must be treated as non-recourse; as such, the balance of the note and related accrued interest were not presented on the condensed consolidated balance sheet. Refer to Note 10, "Stock-Based Compensation", for further information on the treatment of stock-based compensation related to these purchased shares.

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

9. CONVERTIBLE PREFERRED STOCK

The Company has cumulatively raised $227.3 million, net of issuance costs, in venture financing through the sale and issuance of Preferred Stock and warrants. The following table summarizes details of Convertible Preferred Stock authorized, issued and outstanding, and liquidation preference:

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

Conversion

Immediately prior to the closing of the Merger, all outstanding shares of each series of Legacy Berkshire Grey preferred stock were converted into shares of Legacy Berkshire Grey common stock. Warrants to purchase preferred stock (Series B-3) were cancelled pursuant to a warrant termination agreement with the warrant holder. At the closing of the Merger, each share of Legacy Berkshire Grey common stock was converted into the right to receive 5.87585 shares of the Company’s Class A common stock. Share amounts are presented as having been converted at the time of the Merger.

10. STOCK-BASED COMPENSATION

In 2013, the Company adopted the Berkshire Grey, Inc. 2013 Stock Option and Stock Purchase Plan (the “2013 Plan”) under which the Company may grant incentive stock options, nonqualified stock options, restricted stock, unrestricted stock, restricted stock units, performance awards, or other awards that are convertible into or based on company stock. The maximum number of shares that may be issued under the Plan was 58,863,225 (as converted for the effect of the Merger).

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

Stock-based compensation expense recognized for all stock-based awards is reported in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of sales	$334	$35
General and administrative	1,797	426
Sales and marketing	(5,428)	23,412
Research and development	1,459	306
Total	$(1,838)	$24,179

See Restricted Stock Sold Through Issuance of Promissory Note below for more information regarding the fair value of liability classified awards which reduced total stock-based compensation expense for sales and marketing by approximately $6.2 million.

Stock Options

The Company granted 609,300 stock options during the three months ended March 31, 2022. The Company did not issue grants during the three months ended March 31, 2021.

10. STOCK-BASED COMPENSATION (cont.)

The following table summarizes stock option activity under the 2021 Plan for the three months ended March 31, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Outstanding at December 31, 2021	29,435,319	$1.40	7.8
Granted	609,300	3.45	—
Exercised	(1,130,457)	0.54	—
Cancelled	(4,184)	1.14	—
Forfeited	(532,078)	3.22	—
Outstanding at March 31, 2022	28,377,900	$1.45	7.2
Exercisable at March 31, 2022	15,497,517	$0.78	6.5
Vested or expected to vest at March 31, 2022	28,377,900	$1.45	7.2

As of March 31, 2022, 3,231,432 of the Options outstanding are subject to performance-based vesting criteria described below.

The total intrinsic value of options exercised in the three months ended March 31, 2022, was approximately $3.6 million.

The Company recognized approximately $2.3 million and $1.2 million in stock-based compensation expense related to stock options during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was approximately $19.2 million of total unrecognized compensation cost related to non-vested stock options. The total unrecognized compensation cost will be adjusted for future forfeitures as they occur. As of March 31, 2022, the Company expects to recognize its remaining stock-based compensation expense over a weighted-average period of 2.9 years.

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

The underlying shares of Restricted Stock are not considered outstanding until the vesting conditions have been achieved. As of March 31, 2022, 3,282,847 shares of Restricted Stock have vested, and none were forfeited.

As a result of a decline in the Company’s stock price during the three months ended March 31, 2022, the change in fair value of the Repurchase Option results in a benefit of $6.2 million, and is recorded as a reduction to total stock-based compensation expense. The Company recognized approximately $23.0 million in stock-based compensation expense related to the Restricted Stock during the three months ended March 31, 2021. The expense is presented in the Company’s condensed consolidated statements of operations as sales and marketing expense and general and administrative expense, respectively. As of March 31, 2022, there was approximately $6.9 million of total unrecognized compensation cost related to the Restricted Stock.

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

The following table summarizes the restricted stock unit activity under the equity incentive plan:

	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2021	4,924,243	$6.30
Granted	2,313,400	$3.38
Vested	(168,190)	$7.61
Forfeited	(162,969)	$6.83
Outstanding at March 31, 2022	6,906,484	$5.28
Vested or expected to vest at March 31, 2022	6,906,484	$5.28

The Company recognized approximately $2.0 million and no stock-based compensation expense related to RSUs during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was approximately $32.3 million of total unrecognized compensation cost related to non-vested RSUs. As of March 31, 2022, the Company expects to recognize its remaining stock-based compensation expense over a weighted-average period of 3.6 years.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following table summarizes information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money Market funds in Cash and Cash Equivalents	$129,172	$—	$—	$129,172
Total Assets	$129,172	$—	$—	$129,172
Liabilities
Public Warrants	$3,959	$—	$—	$3,959
Private Placement Warrants	$—	$2,134	$—	$2,134
Total Liabilities	$3,959	$2,134	$—	$6,093

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money Market funds in Cash and Cash Equivalents	$162,164	$—	$—	$162,164
Total Assets	$162,164	$—	$—	$162,164
Liabilities
Public Warrants	$8,625	$—	$—	$8,625
Private Placement Warrants	$—	$4,651	$—	$4,651
Total Liabilities	$8,625	$4,651	$—	$13,276

Money market funds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 1 measurement within the fair value hierarchy.

As of March 31, 2022, the Company has Private Placement Warrants and Public Warrants ("Warrants") defined and discussed in Note 16, "Common Stock and Warrants". The Warrants are measured at fair value on a recurring basis. The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded. Because the transfer of Private Placement Warrants to anyone outside of the initial purchasers would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions. Accordingly, the Private Placement Warrants are classified as Level 2 financial instruments. The Public and Private Warrants were valued as of March 31, 2022 using the listed trading price of $0.41 per Public Warrant.

During the three months ended March 31, 2022, there were no transfers between Level 1, Level 2, and Level 3.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS (cont.)

The change in fair value of warrant liabilities is as follows:

Warrant Liabilities
(in thousands)
Balance at December 31, 2021	$13,277
Private placement warrants and public warrants
Exercised warrants	—
Change in fair value	(7,184)
Balance at March 31, 2022	$6,093

12. INCOME TAXES

During the three months ended March 31, 2022 and 2021, the Company recorded no income tax benefits due to the losses incurred and the uncertainty of future taxable income.

Realization of deferred tax assets is dependent upon the generation of future taxable income. As required by ASC 740 Income Taxes, the Company evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets as of March 31, 2022 and December 31, 2021. As the Company has incurred tax losses from inception, the Company determined that it was more likely than not that the Company would not realize the benefits of federal and state net deferred tax assets. Accordingly, a full valuation allowance was established against the net deferred tax assets as of March 31, 2022 and December 31, 2021.

The Company does not believe material uncertain tax positions have arisen to date.

The Company’s effective income tax rate for the three months ended March 31, 2022 was -0.05%.

13. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

Through the Merger, the Company added Class C common stock to its capital structure. Class A and Class C common stock have identical rights, including liquidation and dividend rights, except the Company’s Class C common stock is convertible into Class A common stock, and is automatically converted into Class A common stock on a one-for-one basis if the Company meets certain stock price performance thresholds following the completion of the Merger. The net loss attributable to common stockholders is allocated on a proportionate basis, and the resulting net loss per share is identical for Class A and Class C common stock under the two-class method.

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid for the three months ended March 31, 2022 or 2021. The diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents during the period. The Company’s stock options, restricted stock units, and restricted stock awards subject to vesting are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Net loss attributable to common stockholders is equivalent to net loss for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended March 31,
	2022		2021
	Class A	Class C	Class A	Class C
Numerator:
Net loss attributable to common stockholders (in thousands)	$(22,989)	$(584)	$(44,689)	$—
Denominator:
Weighted-average shares used in computing net loss per attributable to common stockholders, basic and diluted	226,240,998	5,750,000	21,704,185	—
Net loss per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.10)	$(0.10)	$(2.06)	$—

For the three months ended March 31, 2022 and 2021, options, warrants, restricted stock units, and restricted stock awards representing approximately 28.4 million, 14.8 million, 6.9 million, and 3.7 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for both periods.

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

Product sales by country are as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
United States	$4,812	$2,405
Japan	680	1,560
Total revenue	$5,492	$3,965

15. COMMITMENTS AND CONTINGENCIES

Commercial real estate leases

The Company’s portfolio of commercial real estate leases consists of office space for its corporate headquarters in Bedford, Massachusetts and office and research space in Sharpsburg, Pennsylvania, both of which are accounted for as operating leases. Our corporate headquarters consists of an approximately 70,000 square foot facility. The lease expires in 2031 and we have the option to extend for two additional five-year periods. Our lease in Sharpsburg, Pennsylvania is for an approximately 20,500 square foot facility. The remaining contractual periods for our corporate headquarters and the Sharpsburg facility are 8.9 years and 3.5 years, respectively, and include escalating payments.

Operating lease right-of-use assets (ROU) and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The current and long term balances of lease liabilities at March 31, 2022 were $0.9 million and $9.4 million, respectively, and were classified within other liabilities, and operating lease liabilities, respectively. Operating lease expense was $0.3 million for the three months ended March 31, 2022. Rent expense recognized under legacy GAAP for the Company’s operating leases was $0.3 million for the three months ended March 31, 2021.

As of March 31, 2022, future minimum rental commitments for operating leases with non-cancellable terms in excess of one year were as follows:

Operating Leases
Fiscal Years Ending December 31,	(in thousands)
Remainder of 2022	$986
2023	1,462
2024	1,504
2025	1,473
2026	1,287
Thereafter	5,792
Total future operating lease payments	12,504
Less: imputed interest	(2,217)
Total operating lease liabilities	$10,287

The Company's operating cash outflows from operating leases for the three months ended March 31, 2022 and March 31, 2021 were and $0.3 million and $0.2 million.

As of March 31, 2022, the weighted-average remaining lease term for operating leases is approximately 8.5 years.

As of March 31, 2022, the weighted-average remaining discount rate used to determine the operating lease liability is 4.5%

As of March 31, 2022, the Company has no additional operating leases that have not yet commenced.

16. COmmon stock and warrants

Prior to the Merger, RAAC had three classes of authorized common stock: Class A common stock, Class B common stock, and Class C common stock. At the time of the Merger, the shares of Class B common stock automatically converted to shares of Class A common stock on a one-for-one basis. The shares of Class C common stock will automatically convert into shares of Class A common stock if the Company meets certain stock price performance thresholds following the completion of the Merger, on a one-for-one basis.

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

Subsequent to the Merger, the Private Placement Warrants and Public Warrants meet liability classification requirements since the warrants may be required to be settled in cash under a tender offer. Therefore, these warrants are classified as liabilities on the condensed consolidated balance sheet. As of March 31, 2022, no warrants have been exercised.

As of March 31, 2022, the following Warrants were outstanding:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report, and the consolidated financial statements and accompanying notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
•
our estimates regarding future expenses, revenue, earnings, margins, capital requirements and needs for additional financing after the Business Combination;
•
our expectations regarding the growth of our business, including the potential size of the total addressable market;
•
our ability to maintain and establish collaborations;
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
•
our dependence on suppliers and suppliers to our third-party contract manufacturers who fabricate our equipment to fulfill orders placed by us;
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

Investors should also refer to our most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for future periods and Current Reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Current Reports on Form 8-K or otherwise, for a discussion of risks and uncertainties that may cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.

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

To date, most of our deployments have been with large, Fortune 50 companies, where our technology and solutions in production have achieved targeted metrics including throughput, accuracy, equipment effectiveness, and others. Our customers include Wal-Mart Stores, Inc. (“Wal-Mart”), Target Corporation (“Target”), FedEx Corporation (“FedEx”), TJX Companies, Inc. ("TJX"), and SoftBank Robotics Corp. (“Softbank”).

For the three months ended March 31, 2022, FedEx, Softbank, Wal-Mart, and TJX comprised approximately 38%, 12%, 12%, and 10% of our revenue, respectively. For the three months ended March 31, 2021 SoftBank and FedEx comprised 60% and 40% of our revenue, respectively. With the completion of an existing SoftBank project, we do not anticipate further immediate business with SoftBank. We expect our master purchase and license agreement with SoftBank to expire in June 2022, and SoftBank has notified us they intend the same.

While we have more than a dozen product module offerings incorporating AI and other advanced technologies, we continue to develop new technologies and product modules. The strength of our team enables this continuous development — of our approximately 400 employees as of March 31, 2022, approximately 85% have technical degrees, approximately 55% have advanced degrees and over 30 employees have PhD’s. Our engineering team has well over 1,000 years of combined robotics experience.

Recent Developments

Merger Agreement

On February 23, 2021, the Company entered into a Merger Agreement with RAAC, as summarized in Note 1, "Nature of the Business and Basis of Presentation", and Note 3, "Merger" of the Notes to Condensed Consolidated Financial Statements. On July 21, 2021, the Company completed a business combination transaction with RAAC and the combined company was renamed Berkshire Grey, Inc.

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

Critical Accounting Policies and Significant Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses. These estimates and judgments include, but are not limited to, revenue recognition including performance obligations, variable consideration and other obligations such as warranty cost and incentives and accounting for stock-based compensation including performance-based assessments. We base these estimates and judgments on historical experience, market participant fair value considerations, projected future cash flows and various other factors that we believe are reasonable under the circumstances. Actual results may differ from our estimates. We have reviewed our policies and estimates to determine if our critical accounting policies and estimates for the three months ended March 31, 2022 have changed. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended other than our accounting policies related to leases as a result of the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), which was adopted on January 1, 2022 as further described in Note 2 "Significant Accounting Policies" and no changes to our significant estimates other than the measure of progress for certain performance obligations which is described in Note 7 "Revenue".

Summary of Recent Financial Performance

Revenue was approximately $5.5 million for the three months ended March 31, 2022, compared to approximately $4.0 million for the three months ended March 31, 2021. The change is primarily due to an increase in customer deployment activity.

Gross loss was $1.2 million for the three months ended March 31, 2022, compared to a loss of $0.7 million for the three months ended March 31, 2021. The change in gross loss for the three months ended March 31, 2022, was due primarily to increased overhead resulting from the growth in deployment operations.

Combined general and administrative, selling and marketing, and research and development expenses for the three months ended March 31, 2022, decreased to $29.5 million, compared to $43.9 million for the three months ended March 31, 2021. The net decrease in total operating expenses of $14.4 million was primarily driven by a reduction of sales and marketing expense which included a $28.7 million decrease in stock-based compensation, partially offset by a $1.6 million increase in salaries and related employee costs and a $1.1 million increase in information technology and corporate services.

The decrease in stock-based compensation between the three months ended March 31, 2022, and the three months ended March 31, 2021, is primarily due to the revaluation of restricted stock awards that are treated as a liability as discussed in Note 8, "Related Party Transactions", and Note 10, "Stock-Based Compensation" of Berkshire Grey’s condensed consolidated financial statements. Stock based compensation for restricted stock awards decreased by $29.2 million. The Company reported an offset to expense of $6.2 million and an expense for $23.0 million for restricted stock for the three months ended March 31, 2022 and 2021, respectively.

Net losses were $23.6 million for the three months ended March 31, 2022, compared to $44.7 million for the three months ended March 31, 2021. The decrease in net losses was primarily due to the decrease in stock-based compensation expense.

Results of Operations

The following is a description of significant components of our operations, including significant trends and uncertainties that we believe are important to an understanding of our business and results of operations.

Comparison of the three months ended March 31, 2022 and 2021

Revenue

Berkshire Grey generates revenue through the sale, delivery, installation of customer contracts in the United States and Japan. The following table presents revenue as well as the change from the prior period.

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Change
Revenue	$5,492	$3,965	$1,527	39%

Total revenue for the three months ended March 31, 2022 and 2021 was $5.5 million and $4.0 million, respectively, an increase of $1.5 million or 39%. The increase is related to additional customer deployment activities. Our revenue can fluctuate significantly from quarter to quarter depending on the number of projects in process.

In three months ended March 31, 2022, as discussed above, the majority of our revenue was derived from five customers. In three months ended March 31, 2021, two customers comprised approximately 100% of our revenue. Since 2019, our revenue has been dependent upon a small number of customers and we expect that we will continue to derive a majority of our revenue from a limited number of significant customers in future years. We can provide no assurance that our significant customers will expand their business relationship with us, will continue to do business with us, or that they will maintain their historical levels of business.

Cost of Revenue

The following table presents cost of revenue as well as the change from the prior period.

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Change
Cost of Revenue	$6,696	$4,698	$1,998	43%

Total cost of revenue for the three months ended March 31, 2022 and 2021, was $6.7 million and $4.7 million, respectively, an increase of $2.0 million or 43%. The increase in total cost of revenue was primarily due to increased revenue volume and increased overhead resulting from the growth in deployment operations.

Gross Loss and Gross Margin

The following table presents gross loss and margin as well as the change from the prior period.

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Change
Gross Loss	$(1,204)	$(733)	$(471)	64%
Gross Margin	(22)%	(18)%		(3)%

Total gross loss during the three months ended March 31, 2022 and 2021, was $1.2 million and $0.7 million, respectively. Total gross margin was approximately (22)% for three months ended March 31, 2022, compared with (18)% for three months ended March 31, 2021, a decrease of 4%. The decrease in gross profit of $0.5 million and the decrease in gross margin was primarily driven by increased overhead resulting from the growth in deployment operations.

General and Administrative

The following table presents general and administrative expenses as well as the change from the prior period.

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Change
General and Administrative	$7,662	$4,143	$3,519	85%
% of Operating Expenses	26%	9%

General and administrative expenses during the three months ended March 31, 2022 and 2021, were $7.7 million and $4.1 million, respectively, an increase of $3.6 million or 85%. The increase in general and administrative expenses included a $2.7 million increase in information technology and corporate services, a $1.3 million increase in stock-based compensation, and $0.6 million increase in salaries and related employee costs, which was partially offset by a reduction of $1.2 million decrease in occupancy and other overhead expenses.

Sales and Marketing

The following table presents sales and marketing expenses as well as the change from the prior period.

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Change
Sales and Marketing	$1,489	$27,483	$(25,994)	(95)%
% of Operating Expenses	5%	63%

Sales and marketing expenses during the three months ended March 31, 2022 and 2021, were $1.5 million and $27.5 million, respectively, a decrease of approximately $26.0 million or 95%. The decrease in sales and marketing expenses was primarily driven by a reduction in stock-based compensation expense of $28.7 million that was partially offset by an increase of $1.6 million in salaries and related employee costs, and a $1.1 million increase in marketing services and materials to expand our customer reach, branding programs, and implementing systems to support planned future growth. The decrease in stock-based compensation between the three months ended March 31, 2022, and the three months ended March 31, 2021, is primarily due to the revaluation of restricted stock awards that are treated as a liability as discussed in Note 8, "Related Party Transactions", and Note 10, "Stock-Based Compensation" of Berkshire Grey’s condensed consolidated financial statements. Stock based compensation for restricted stock awards decreased by $29.2 million. The Company reported an offset to expense of $6.2 million and an expense for $23.0 million for restricted stock for the three months ended March 31, 2022 and 2021, respectively

Research and Development

The following table presents research and development expenses as well as the change from the prior period.

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Change
Research and Development	$20,343	$12,310	$8,033	65%
% of Operating Expenses	69%	28%

Research and development expenses during the three months ended March 31, 2022 and 2021, were $20.3 million and $12.3 million, respectively, an increase of $8.0 million or 65%. The increase in research and development expenses included a $4.9 million increase in facilities and other related costs, $2.8 million increase in salaries and related employee costs related to personnel growth and expanded development programs and a $1.1 million increase in stock-based compensation, which was partially offset by a reduction of $0.8 million in expenses related to research and development materials and services.

Other Income

The following table presents interest income as well as the change from the prior period.

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Change
Interest Income, Net	$7	$11	$(4)	(36)%

Interest income, net during the three months ended March 31, 2022 and 2021, was less than $0.1 million for both periods. The decrease in interest income is attributed to a decline in interest rates on money market funds.

Income Taxes

During the three months ended March 31, 2022 and 2021, we recorded no income tax benefits due to the uncertainty of future taxable income as we have incurred net losses since inception.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA during the years presented.

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net loss	$(23,566)	$(44,683)
Interest income, net	(7)	(11)
Income tax expense	10	5
Depreciation and amortization	760	546
EBITDA	(22,803)	(44,143)
Stock-based compensation	(1,838)	24,179
Change in fair value of warrant liabilities	(7,183)	—
Other (expense), net	48	20
Adjusted EBITDA	$(31,776)	$(19,944)

Backlog

Our order backlog as of March 31, 2022 and 2021, was valued at approximately $103.3 million and $93.5 million, respectively. Our order backlog is expected to be realized over the remainder of 2022 and into 2023. Although our backlog consists of signed contracts, the level of backlog at any particular time may not be necessarily indicative of future sales. Given the nature of our relationships with our customers, and the fact that to-date we have not entered into long-term purchase commitments with our customers, we may allow our customers to cancel or reschedule deliveries, and therefore, backlog may not be a meaningful indicator of future financial results.

Liquidity and Capital Resources

Sources of Liquidity and Capital

We have incurred a net loss in each of our annual periods since our inception. We incurred net losses of $23.6 million and $44.7 million during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we have an accumulated deficit of $328.7 million. As an early-stage company, we historically obtained cash to fund our operations through preferred stock offerings. From inception through March 31, 2022, we have received cumulative gross proceeds from the sale of our preferred stock and warrants of $227.3 million to fund our operations.

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

Cash Flows

The following table summarizes our cash flows during the years presented.

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net cash used in operating activities	$(32,238)	$(11,216)
Net cash used in investing activities	(46)	(1,194)
Net cash provided by financing activities	822	278
Effect of exchange rate on cash	(46)	(15)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(31,508)	$(12,147)

Cash Flows for the three months ended March 31, 2022 and 2021

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2022, was $32.2 million which primarily consisted of $23.6 million of net losses, adjusted for non-cash items, which primarily included a gain from the change in fair value of warrants of

$7.2 million and a gain from stock-based compensation of $1.8 million which was partially offset by a reduction in contract liabilities of $16.4 million.

Net cash used in operating activities during the three months ended March 31, 2021, was $11.2 million which primarily consisted of $44.7 million of net losses, adjusted for non-cash items, including $24.2 million of stock-based compensation expense and a reduction in accounts receivable of $14.2 million.

Investing Activities

Net cash used in investing activities was $0.1 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively which primarily related to the purchases of fixed assets.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2022 and 2021, was $0.8 million and less than $0.3 million, respectively. The increase in cash provided by financing activities of approximately was due to cash received from stock option exercises.

Contractual Obligations

Our lease portfolio includes leased offices and facilities. Refer to Note 15, "Commitments and Contingencies" of our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our future minimum lease obligations. As of March 31, 2022, we did not have any long-term debt.

Recent Accounting Pronouncements

See Note 2, "Significant Accounting Policies", in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

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

We regularly monitor the forecast of non-U.S. dollar expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency contracts, should be taken to minimize the impact of fluctuating exchange rates on our results of operations. We have not entered into any foreign currency contracts as of March 31, 2022.

Interest Rate Sensitivity

At March 31, 2022, we had unrestricted cash and cash equivalents of $139.6 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of March 31, 2022, all our cash equivalents were held in money market funds. Due to the short-term nature of these investments, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of March 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 29, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berkshire Grey, Inc.

Date: May 12, 2022	By:	/s/ Thomas Wagner
Thomas Wagner
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Mark Fidler
Mark Fidler
Chief Financial Officer (Principal Financial Officer)