Form 10-Q
period 2022-06-30
Berkshire Grey, Inc.
filed 2022-08-11
CIK 1824734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022, the registrant had 228,636,224 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class C common stock, par value $0.0001 per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BERKSHIRE GREY, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except for share data)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$108,363	$171,089
Accounts receivable	10,937	13,291
Inventories, net	5,211	2,641
Deferred fulfillment costs (see Note 8 for related party transactions)	16,528	7,689
Prepaid expenses	3,161	5,138
Other current assets	2,840	5,078
Total current assets	147,040	204,926
Property and equipment, net	9,857	10,874
Operating lease right-of-use assets	7,933	—
Restricted cash	754	862
Other non-current assets	830	22
Total assets	$166,414	$216,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,833	$6,766
Accrued expenses	11,791	15,659
Contract liabilities	25,707	19,216
Other current liabilities	973	146
Total current liabilities	46,304	41,787
Share-based compensation liability	2,655	15,435
Warrant liabilities	3,539	13,277
Operating lease liabilities, noncurrent	9,130	—
Other non-current liabilities	—	1,954
Total liabilities	$61,628	$72,453
Stockholders’ equity:
Common stock – Class A shares, $0.0001 par value; 385,000,000 shares authorized as of June 30, 2022 and December 31, 2021, 228,047,915 and 225,428,187 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; Class C shares, par value $0.0001, 5,750,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	24	24
Additional paid-in capital	462,436	449,307
Accumulated deficit	(357,634)	(305,084)
Accumulated other comprehensive (loss)	(40)	(16)
Total stockholders’ equity	104,786	144,231
Total liabilities and stockholders’ equity	$166,414	$216,684

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BERKSHIRE GREY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except for share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue (see Note 8 for related party transactions)	$23,448	$4,503	$28,940	$8,468
Cost of revenue (see Note 8 for related party transactions)	26,411	5,240	33,107	9,938
Gross loss	(2,963)	(737)	(4,167)	(1,470)
Operating expenses:
General and administrative expense	7,004	4,710	14,666	8,853
Sales and marketing expense	2,565	10,540	4,054	38,023
Research and development expense	18,927	15,741	39,270	28,051
Total operating expenses	28,496	30,991	57,990	74,927
Loss from operations	(31,459)	(31,728)	(62,157)	(76,397)
Other income (expense):
Interest income, net	6	3	13	14
Change in fair value of warrant liabilities	2,555	—	9,738	—
Other (expense), net	(50)	(22)	(98)	(42)
Net loss before income taxes	(28,948)	(31,747)	(52,504)	(76,425)
Income tax	36	7	46	12
Net loss	$(28,984)	$(31,754)	$(52,550)	$(76,437)
Other comprehensive loss:
Net foreign currency translation adjustments	(17)	—	(40)	(6)
Total comprehensive loss	$(29,001)	$(31,754)	$(52,590)	$(76,443)
Net loss per common share (Class A and C) – basic and diluted	$(0.12)	$(1.40)	$(0.23)	$(3.44)
Weighted average shares outstanding – basic and diluted	233,094,040	22,731,043	232,545,566	22,220,455

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BERKSHIRE GREY, INC.

Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Mezzanine equity		Common stock				Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	Class A Shares	Amount	Class C Shares	Amount	capital	deficit	income (loss)	equity/deficit
Balance – December 31, 2021	—	$—	225,428,187	$24	5,750,000	$—	$449,307	$(305,084)	$(16)	$144,231
Proceeds from exercise of stock options	—	—	1,296,415	—	—	—	823	—	—	823
Reclassification of restricted stock to equity	—	—	—	—	—	—	706	—	—	706
Stock-based compensation							4,408			4,408
Other comprehensive loss	—	—	—	—	—	—	—	—	(7)	(7)
Net loss	—	—	—	—	—	—	—	(23,566)	—	(23,566)
Balance – March 31, 2022	—	—	226,724,602	24	5,750,000	—	455,244	(328,650)	(23)	126,595
Proceeds from exercise of stock options and vesting of RSUs	—	—	1,323,313	—	—	—	1,005	—	—	1,005
Reclassification of restricted stock to equity	—	—	—	—	—	—	2,138	—	—	2,138
Stock-based compensation	—	—	—	—	—	—	4,049	—	—	4,049
Other comprehensive loss							—		(17)	(17)
Net loss	—	—	—	—	—	—	—	(28,984)	—	(28,984)
Balance – June 30, 2022	—	—	228,047,915	24	5,750,000	—	462,436	(357,634)	(40)	104,786

Balance – December 31, 2020	28,207,674	$223,442	3,623,109	$3	—	$—	$17,578	$(151,704)	$1	$(134,122)
Retroactive application of recapitalization due to Merger (See note 3)
Mezzanine Equity	137,536,388	—	—	—	—	—	—	—	—	—
Common Stock	—	—	17,665,736	—	—	—	—	—	—	—
Balance - December 31, 2020, after effect of Merger	165,744,062	223,442	21,288,845	3	—	—	17,578	(151,704)	1	(134,122)
Proceeds from exercise of stock options	—	—	1,347,220	—	—	—	278	—	—	278
Stock-based compensation	—	—	—	—	—	—	1,165	—	—	1,165
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	—	—	(44,683)	—	(44,683)

Balance – March 31, 2021	165,744,062	$223,442	22,636,065	$3	—	$—	$19,021	$(196,387)	$(5)	$(177,368)
Proceeds from exercise of stock options	—	—	253,149	—	—	—	217	—	—	217
Reclassification of restricted stock to equity							8,836			8,836
Stock-based compensation	—	—	—	—	—	—	1,163	—	—	1,163
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(31,754)	—	(31,754)
Balance – June 30, 2021	165,744,062	$223,442	22,889,214	$3	—	$—	$29,237	$(228,141)	$(5)	$(198,906)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BERKSHIRE GREY, INC.

Consolidated Statements of Cash Flow

(Unaudited)

(in thousands, except for share data)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(52,550)	$(76,437)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,582	1,217
Loss on disposal of fixed assets	13	15
Gain on change in fair value of warrants	(9,738)	—
Gain on foreign currency transactions	40	37
Stock-based compensation	(1,478)	29,488
Change in operating assets and liabilities
Accounts receivable	2,354	14,083
Inventories	(2,570)	(1,961)
Deferred fulfillment costs	(8,839)	(9,912)
Prepaid expenses and other assets	4,288	(3,729)
Accounts payable	984	3,621
Accrued expenses	(3,883)	2,866
Contract liabilities	6,491	1,434
Other liabilities	(30)	(62)
Net cash used in operating activities	(63,336)	(39,340)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,268)	(2,139)
Net cash used in investing activities	(1,268)	(2,139)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,828	495
Net cash provided by financing activities	1,828	495
Effect of exchange rate on cash	(58)	(43)
Net decrease in cash, cash equivalents, and restricted cash	(62,834)	(41,027)
Cash, cash equivalents, and restricted cash at beginning of period	171,951	94,978
Cash, cash equivalents, and restricted cash at end of period	$109,117	$53,951
NON-CASH INVESTING AND FINANCING ACTIVITIES
Deferred transaction costs not yet paid included in accrued expenses	—	(1,656)
Right of use asset	(7,933)	—
Lease liability	10,114	—
Net investment in lease	884	—
Purchase of property and equipment included in accounts payable and accrued expenses	193	156
RECONCILIATION OF CASH AND RESTRICTED CASH WITHIN THE CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE CONSOLIDATED STATEMENTS OF CASH FLOWS ABOVE
Cash (inclusive of money market funds and cash equivalents of $94,177 and $51,496 at June 30, 2022 and 2021, respectively)	108,363	52,830
Restricted cash	754	1,121
Total cash, cash equivalents, and restricted cash	$109,117	$53,951

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BERKSHIRE GREY, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Nature of the Business

Berkshire Grey, Inc. (“Berkshire Grey,” “we,” “us,” “our,” or the “Company”) is an Intelligent Enterprise Robotics (“IER”) company pioneering and delivering transformative AI-enabled robotic solutions that automate filling ecommerce orders for consumers and businesses, filling orders to resupply retail and grocery stores, and handling packages shipped to fill those orders. The Company was founded in 2013 and is based in Bedford, MA. At June 30, 2022, the Company had approximately 370 employees. The Company's IER capabilities are grounded in patented and proprietary technologies for robotic picking (each picking or unit handling), robotic movement and mobility (movement and storage of orders and goods), and system orchestration (which enables various intelligent subsystems to work together so that the right work is being done at the right time to meet our customer’s needs).

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Berkshire Grey and its subsidiaries, after elimination of all intercompany balances and transactions. The Company prepared the accompanying unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The information included in these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position, results of operations, and cash flows for the periods and dates presented. Interim results are not necessarily indicative of results for the full fiscal year or any future periods.

For the Company’s subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at period-end foreign exchange rates. Revenues and expenses are translated into U.S. dollars at the average foreign exchange rates for the period. Translation adjustments are excluded from the determination of net income and are recorded in accumulated other comprehensive loss, a separate component of stockholders’ equity.

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

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents consist of money market funds. Restricted cash represents cash on deposit with a financial institution as collateral for the Company’s corporate credit cards and an irrevocable standby letter of credit as security for the Company’s obligations under the lease for its headquarters in Massachusetts. The Company has included restricted cash as a non-current asset as of the six months ended June 30, 2022 and 2021.

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable and cash and cash equivalents.

Sales of the Company’s products are concentrated among specific customers. At June 30, 2022, and December 31, 2021, four and two customers accounted for approximately 100% of the Company’s accounts receivable balance, respectively. For the three and six months ended June 30, 2022, the Company generated approximately 100% of revenues from six and eight customers, respectively. For the three and six months ended June 30, 2021, the Company generated 100% of revenues from five significant customers. The Company believes that credit risks associated with these contracts are not significant due to the customers’ financial strength.

The Company places cash and cash equivalents with high-quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the consolidated balance sheets exceeds federally insured limits.

2. SIGNIFICANT ACCOUNTING POLICIES (cont.)

Warrant Liabilities

The Company classifies Private Placement Warrants and Public Warrants (both defined and discussed in Note 16, “Common Stock and Warrants” as liabilities. At the end of each reporting period, changes in fair value during the period are recognized as change in fair value of warrant liabilities within other income (expense), net within the consolidated statements of operations and comprehensive loss. The Company will continue to adjust the warrant liability for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital.

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

4. INVENTORIES, net

Inventories consist of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Work in progress	$55	$538
Finished goods	5,156	2,103
Inventories, net	$5,211	$2,641

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Leasehold improvements	$6,651	$6,512
Machinery and equipment	38	922
Furniture and fixtures	941	983
Research and development equipment	6,317	4,712
Computer hardware and software	1,733	1,708
Construction in progress	47	382
Subtotal	15,727	15,219
Less: Accumulated depreciation	5,870	4,345
Property and equipment, net	$9,857	$10,874

Depreciation expense for the three and six months ended June 30, 2022, was approximately $0.8 million and $1.6 million, respectively. Depreciation expense for the three and six months ended June 30, 2021, was approximately $0.7 million and $1.2 million, respectively.

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Accrued compensation	$5,194	$8,562
Accrued sales taxes payable	521	372
Accrued professional services	501	1,742
Accrued materials	3,035	3,094
Accrued other	1,908	1,437
Accrued warranty	632	452
Accrued expenses	$11,791	$15,659

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

Changes in our product warranty consist of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Beginning balance	$452	$41
Accrual (reversal) for warranty expense	(136)	(58)
Warranty costs incurred during period	316	469
Ending balance	$632	$452

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

The Company’s contracts typically have multiple promises that may include system delivery, installation, testing, and training. Judgment is required to determine whether the promises specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. The Company also provides assurance-based warranties that are not considered a distinct performance obligation. The Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company uses a cost-plus margin approach to determine the stand-alone selling price for separate performance obligations.

Each customer contract is evaluated individually to determine the appropriate pattern of revenue recognition. Contracts that are recognized over time meet the criteria that the Company is creating or enhancing an asset that the customer controls. The system is delivered to the customer and control is transferred, after which point the Company performs installation and implementation services to fully integrate the system at the customer’s location. As such, revenue recognition generally begins upon delivery, continues throughout the installation and implementation period, and concludes upon customer acceptance. Revenue from customer contracts is generally expected to be recognized over a period of three to six months. There historically have been, and potentially will be in the future, customer contracts that contain obligations and timelines that result in revenue being recognized over extended periods, which may include periods greater than 12 months. For those performance obligations where revenue is recognized over time, the Company recognizes revenue as costs are incurred or as labor hours are incurred, depending on the type of contract (i.e., an input method). Installation and training services are evaluated together with the delivery of robotic fulfillment or material handling systems as a singular performance obligation. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated cost to complete. As of December 31, 2021, it was estimated that the gross loss on current contracts would be $12.1 million, which was included in cost of revenue for the year then ended. A provision for the remaining losses on contracts of $7.7 million and $8.5 million is included within contract liabilities as of June 30, 2022 and December 31, 2021, respectively.

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

Incremental costs of obtaining a contract with a customer and other costs to fulfill a contract are required to be capitalized unless the Company elects to expense contract costs with periods less than a year. The Company has elected to expense these costs of obtaining a contract as incurred when the related contract period is less than one year. The Company does not pay upfront sales commissions on contracts when the related contract period is greater than one year, thus has not capitalized any amounts as of June 30, 2022.

The following table disaggregates revenue by timing of transfer of goods or services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Transferred over time	$22,843	$4,275	$28,160	$8,211
Transferred at a point in time	605	228	780	257
Total revenue	$23,448	$4,503	$28,940	$8,468

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

Measure of Progress

The Company periodically reviews the measure of progress used to faithfully depict the transfer of control of goods and services to customers. This review indicated the circumstances of the Company's systems delivery and installation for certain sales have changed over time and that the transfer of control to customers would be more faithfully depicted over time as cost is incurred, beginning upon delivery, and continuing through the installation process (“cost-to-cost method”) rather than based on the ratio of labor hours incurred to total estimated labor hours at the completion of the performance obligation. The Company’s assessment of control transfer considered when legal title to machinery passes to the customer, when the customer first gains beneficial use, and other indicators control has transferred. As a result, effective January 1, 2022, the Company began using a cost-to-cost methodology for some projects that commenced during the current fiscal year. Under both the cost-to-cost and labor hours input methods the Company expects revenue to be recognized over a period of three to six months.

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

As of June 30, 2022, the Company is party to one sales-type lessor agreement which is for a five year term with fixed quarterly payments. The net investment in the lease is $0.8 million which is included within other non-current assets in the consolidated balance sheets. The unguaranteed residual value of the leased asset is $0.3 million. Sales-type lease revenue for the three months and six months ended June 30, 2022, was less than $0.1 million and $0.8 million, respectively, with no profit or loss recognized at commencement. The Company is not party to any direct financing or operating lessor agreements.

Deferred Fulfillment Costs and Contract Liability Balances

As of June 30, 2022 and December 31, 2021, the Company incurred $16.5 million and $7.7 million of net deferred fulfillment costs, respectively.

Changes in the contract liability balance during the six months ended June 30, 2022, were due to the Company receiving additional advanced cash payments from customer contracts and the Company recognizing revenue as performance obligations were met. The following table summarizes changes in contract liabilities during the six months ended June 30, 2022:

Contract Liabilities
(in thousands)
Contract liabilities at December 31, 2021	$19,216
Additions to contract liabilities during the period	33,889
Change in provision for contract loss	(743)
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	(4,930)
Amounts added to contract liabilities during the period	(21,725)
Contract liabilities at June 30, 2022	$25,707

There were no significant contract asset balances for all periods presented.

8. RELATED PARTY TRANSACTIONS

In June 2019, the Company entered into two customer contracts with an affiliate of one of its primary investors. Related to these contracts, as of June 30, 2022 and December 31, 2021, the Company recorded less than $0.1 million in net deferred fulfillment costs. For the three and six months ended June 30, 2022, the Company recognized less than $0.1 million and $0.7 million in revenue, respectively, and less than $0.1 million in cost of revenue for both periods related to these customer contracts. For the three and six months ended June 30, 2021, the Company recognized approximately $1.5 million and $3.1 million in revenue and approximately $0.4 million and $1.2 million in cost of revenue related to these customer contracts, respectively.

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

9. CONVERTIBLE PREFERRED STOCK

Preferred Stock

The Company has cumulatively raised $227.3 million, net of issuance costs, in venture financing through the sale and issuance of Preferred Stock and warrants. Immediately prior to the closing of the Merger, all outstanding shares of each series of Legacy Berkshire Grey preferred stock were converted into shares of Legacy Berkshire Grey common stock. Warrants to purchase preferred stock (Series B-3) were cancelled pursuant to a warrant termination agreement with the warrant holder. At the closing of the Merger, each share of Legacy Berkshire Grey common stock was converted into the right to receive 5.87585 shares of the Company’s Class A common stock. Share amounts are presented as having been converted at the time of the Merger. The following table summarizes details of Convertible Preferred Stock authorized, issued, and outstanding prior to the conversion:

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

Stock-based compensation expense recognized for all stock-based awards is reported in the Company’s consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of sales	$358	$35	$692	$70
General and administrative	1,598	430	3,395	856
Sales and marketing	(3,159)	4,549	(8,587)	27,961
Research and development	1,563	295	3,022	601
Total	$360	$5,309	$(1,478)	$29,488

See Restricted Stock Sold Through Issuance of Promissory Note below for more information regarding the fair value of liability classified awards which reduced sales and marketing stock-based compensation expense for the three and six months ended June 30, 2022, by approximately $3.7 million and $9.9 million, respectively.

Stock Options

The Company issued grants of 977,098 and no stock options during the six months ended June 30, 2022 and 2021, respectively.

10. STOCK-BASED COMPENSATION (cont.)

The following table summarizes stock option activity under the 2013 Plan and 2021 Plan for the six months ended June 30, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Outstanding at December 31, 2021	29,435,319	$1.40	7.8
Granted	977,098	2.97	—
Exercised	(2,253,518)	0.67	—
Cancelled	(18,876)	0.96	—
Forfeited	(2,129,744)	4.03	—
Outstanding at June 30, 2022	26,010,279	$1.31	7.0
Exercisable at June 30, 2022	15,645,046	$0.89	6.1
Vested or expected to vest at June 30, 2022	26,010,279	$1.31	7.0

As of June 30, 2022, 3,045,154 of the Options outstanding are subject to performance-based vesting criteria described below.

The total intrinsic value of options exercised in the six months ended June 30, 2022, was approximately $5.4 million.

The Company recognized approximately $2.0 million and $4.3 million in stock-based compensation expense related to stock options during the three and six months ended June 30, 2022, respectively. The Company recognized approximately $1.2 million and $2.4 million in stock-based compensation expense related to stock options during the three and six months ended June 30, 2021, respectively. As of June 30, 2022, there was approximately $14.8 million of total unrecognized compensation cost related to non-vested stock options. The total unrecognized compensation cost will be adjusted for future forfeitures as they occur. As of June 30, 2022, the Company expects to recognize its remaining stock-based compensation expense over a weighted-average period of 2.9 years.

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

The underlying shares of Restricted Stock are not considered outstanding until the vesting conditions have been achieved. As of June 30, 2022, 3,501,705 shares of Restricted Stock have vested, and none were forfeited.

As a result of the decline in the Company's stock price, during the three and six months ended June 30, 2022, the change in fair value of the Repurchase Option resulted in a benefit of $3.7 million and $9.9 million, respectively, and is recorded as a reduction to total stock-based compensation expense. The Company recognized approximately $4.2 million and $27.2 million in stock-based compensation expense related to the Restricted Stock during the three and six months ended June 30, 2021, respectively. The expense is presented in the Company’s consolidated statements of operations as sales and marketing expense. As of June 30, 2022, there was approximately $3.1 million of total unrecognized compensation cost related to the Restricted Stock.

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

The following table summarizes the restricted stock unit activity under the equity incentive plan:

	RSUs	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2021	4,924,243	$6.30
Granted	3,092,919	3.03
Vested	(350,934)	7.61
Forfeited	(786,557)	6.28
Outstanding at June 30, 2022	6,879,671	$4.77
Vested or expected to vest at June 30, 2022	6,879,671	$4.77

The Company recognized approximately $2.1 million and $4.1 million in stock-based compensation expense related to RSUs during the three months and six months ended June 30, 2022, respectively. The Company did not recognize any stock-based compensation expense related to RSUs during the three and six months ended June 2021. As of June 30, 2022, there was approximately $28.2 million of total unrecognized compensation cost related to non-vested RSUs. As of June 30, 2022, the Company expects to recognize its remaining stock-based compensation expense over a weighted-average period of 3.3 years.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following table summarizes information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money Market funds in Cash and Cash Equivalents	$94,177	$—	$—	$94,177
Total Assets	$94,177	$—	$—	$94,177
Liabilities
Public Warrants	$2,300	$—	$—	$2,300
Private Placement Warrants	$—	$1,239	$—	$1,239
Total Liabilities	$2,300	$1,239	$—	$3,539

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money Market funds in Cash and Cash Equivalents	$162,164	$—	$—	$162,164
Total Assets	$162,164	$—	$—	$162,164
Liabilities
Public Warrants	$8,625	$—	$—	$8,625
Private Placement Warrants	$—	$4,651	$—	$4,651
Total Liabilities	$8,625	$4,651	$—	$13,276

Money market funds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 1 measurement within the fair value hierarchy.

As of June 30, 2022, the Company has Private Placement Warrants and Public Warrants ("Warrants") defined and discussed in Note 16, "Common Stock and Warrants". The Warrants are measured at fair value on a recurring basis. The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded. Because the transfer of Private Placement Warrants to anyone outside of the initial purchasers would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions. Accordingly, the Private Placement Warrants are classified as Level 2 financial instruments. The Public and Private Warrants were valued as of June 30, 2022 using the listed trading price of $0.24 per Public Warrant.

During the six months ended June 30, 2022, there were no transfers between Level 1, Level 2, and Level 3.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS (cont.)

The change in fair value of warrant liabilities is as follows:

Warrant Liabilities
(in thousands)
Balance at December 31, 2021	$13,277
Exercised warrants	—
Change in fair value	$(9,738)
Balance at June 30, 2022	3,539

12. INCOME TAXES

During the six months ended June 30, 2022 and 2021, the Company recorded no income tax benefits due to the losses incurred and the uncertainty of future taxable income.

Realization of deferred tax assets is dependent upon the generation of future taxable income. As required by ASC 740 Income Taxes, the Company evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets as of June 30, 2022 and December 31, 2021. As the Company has incurred tax losses from inception, the Company determined that it was more likely than not that the Company would not realize the benefits of federal and state net deferred tax assets. Accordingly, a full valuation allowance was established against the net deferred tax assets as of June 30, 2022 and December 31, 2021.

The Company does not believe material uncertain tax positions have arisen to date.

The Company’s effective income tax rate for the three and six months ended June 30, 2022 and 2021 was 0.0%.

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

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid for the three and six months ended June 30, 2022 or 2021. The diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents during the period. The Company’s stock options, restricted stock units, and restricted stock awards subject to vesting are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Net loss attributable to common stockholders is equivalent to net loss for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class C	Class A	Class C	Class A	Class C	Class A	Class C
Numerator:
Net loss attributable to common stockholders (in thousands)	$(28,286)	$(715)	$(31,754)	$-	$(51,290)	$(1,300)	$(76,443)	$-
Denominator:
Weighted-average shares used in computing net loss per attributable to common stockholders, basic and diluted	227,344,040	5,750,000	22,731,043	—	226,795,566	5,750,000	22,220,455	—
Net loss per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.12)	$(0.12)	$(1.40)	$—	$(0.23)	$(0.23)	$(3.44)	$—

For the six months ended June 30, 2022, options, warrants, restricted stock units, and restricted stock awards representing approximately 26.0 million, 14.8 million, 6.9 million, and 3.5 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive. For the six months ended June 30, 2021, options and restricted stock awards representing approximately 33.0 million and 5.5 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for both periods.

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

Product sales by country are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
United States	$23,448	$2,929	$28,260	$5,334
Japan	—	1,574	680	3,134
Total revenue	$23,448	$4,503	$28,940	$8,468

15. COMMITMENTS AND CONTINGENCIES

Commercial real estate leases

The Company’s portfolio of commercial real estate leases consists of office space for its corporate headquarters in Bedford, Massachusetts and office and research space in Sharpsburg, Pennsylvania, both of which are accounted for as operating leases. Our corporate headquarters consists of an approximately 70,000 square foot facility. The lease expires in 2031 and we have the option to extend for two additional five-year periods. Our lease in Sharpsburg, Pennsylvania is for an approximately 20,500 square foot facility. The remaining contractual periods for our corporate headquarters and the Sharpsburg facility are 8.7 years and 3.3 years, respectively, and include escalating payments.

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

The current and long term balances of lease liabilities at June 30, 2022 were $1.0 million and $9.1 million, respectively, and were classified within other liabilities, and operating lease liabilities, respectively. Operating lease expense was $0.4 million and $0.7 million for the three and six months ended June 30, 2022. Rent expense recognized under legacy GAAP for the Company’s operating leases was $0.3 million and $0.5 million for the three and six months ended June 30, 2021.

As of June 30, 2022, future minimum rental commitments for operating leases with non-cancellable terms in excess of one year were as follows:

Operating Leases
(in thousands)
Remainder of 2022	$698
2023	1,462
2024	1,504
2025	1,473
2026	1,287
Thereafter	5,793
Total future operating lease payments	12,217
Less: imputed interest	(2,102)
Total operating lease liabilities	10,115

The Company's operating cash outflows from operating leases for the six months ended June 30, 2022 and June 30, 2021 were $0.6 million and $0.5 million, respectively.

As of June 30, 2022, the weighted-average remaining lease term for operating leases is approximately 8.2 years.

As of June 30, 2022, the weighted-average discount rate used to determine the operating lease liability is 4.5%

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

Subsequent to the Merger, the Private Placement Warrants and Public Warrants meet liability classification requirements since the warrants may be required to be settled in cash under a tender offer. Therefore, these warrants are classified as liabilities on the condensed consolidated balance sheet. As of June 30, 2022, no warrants have been exercised..

As of June 30, 2022, the following Warrants were outstanding:

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

17. SUBSEQUENT EVENTS

On July 29, 2022 (the “Effective Date”), Berkshire Grey, Inc. (the “Company”) and FCJI, Inc. (“FedEx Affiliate”), a wholly owned subsidiary of FedEx Corporation, entered into a Transaction Agreement (the “Transaction Agreement”), pursuant to which the Company agreed to issue to FedEx Affiliate a warrant (the “Warrant”) to acquire up to 25,250,616 shares (the “Warrant Shares”) of the Company’s Class A common stock, par value $0.0001 per share, subject to certain vesting events described below. Other affiliates of FedEx Corporation are current customers of the Company.

The Company and FedEx Affiliate entered into the Transaction Agreement in connection with a master professional services agreement that the Company and FedEx Corporation entered into on July 29, 2022, with respect to which FedEx Corporation engaged the Company to provide broader AI robotic automation capabilities. The Company also expects to enter into a master system purchase agreement with FedEx Corporation later in 2022 that will be leveraged to streamline and expedite the procurement process for expanding the supply of the Company’s AI robotic automation to FedEx Corporation and its affiliates. The vesting of the Warrant Shares, described in more detail below, is subject to certain milestones, including signing these commercial agreements as well as other commercial transactions between FedEx Corporation (and its affiliates) and the Company.

Warrant Terms

The Warrant Shares will generally vest and become exercisable from time to time, incrementally, if and as FedEx Corporation and its affiliates, directly or indirectly through third parties, make a combination of binding orders and qualified payments of at least $20 million for goods and services associated with orders received after June 1, 2022, and fully vest and become exercisable when such binding orders and qualified payments reach at least $200 million. No vesting event will occur after December 31, 2025. FedEx Corporation and its affiliates are not currently required to place any orders or make any payments under the master system purchase agreement being negotiated.

Subject to vesting and certain conditions set forth in the Transaction Agreement, the Warrant is exercisable, in whole or in part, and for cash or on a net exercise basis, at any time before July 29, 2032, at an exercise price of $1.67 per share, which was determined based on the 30-day volume-weighted average price for the Common Stock as of July 29, 2022. Both the exercise price and the number of Warrant Shares subject to purchase pursuant to the Warrant are subject to customary anti-dilution adjustments.

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

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

Our IER capabilities are grounded in patented and proprietary technologies for robotic picking (each picking or unit handling), robotic movement and mobility (movement and storage of orders and goods), and system orchestration (which enables various intelligent subsystems to work together so that the right work is being done at the right time to meet our customer’s needs). We are a technology leader in robotics and AI automation with an intellectual property position buttressed by trade secrets supporting our technologies, and patents issued (148 U.S. and international) and pending (314 worldwide) in technologies including robotic picking, mobility, gripping, sensing and perception, general robot control, and differentiated supporting mechanisms. Our proprietary technologies enable us to offer holistic solutions that automate supply chain operations. Our solutions include moving goods to robots that then pick and pack ecommerce or retail orders, robotically moving and organizing inventory and orders within a warehouse or logistics facility, and robotically sorting packages and shipments.

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

To date, most of our deployments have been with large, Fortune 50 companies, where our technology and solutions in production have achieved targeted metrics including throughput, accuracy, equipment effectiveness, and others. Our customers include industry-leading companies such as Wal-Mart Stores, Inc. (“Wal-Mart”), Target Corporation (“Target”), FedEx Corporation (“FedEx”), and TJX Companies, Inc. ("TJX").

For the three months ended June 30, 2022, FedEx, Wal-Mart, and TJX comprised approximately 51%, 8%, and 8% of our revenue, respectively. For the three months ended June 30, 2021 Meijer Distribution, Inc. ("Meijer"), SoftBank Robotics Corp., and Wal-Mart comprised approximately 36%, 36%, and 15% of our revenue, respectively.

For the six months ended June 30, 2022 FedEx, Wal-Mart, and TJX comprised approximately 48%, 9%, and 9% of our revenue, respectively. For the six months ended June 30, 2021 SoftBank Robotics Corp., FedEx, and Meijer comprised approximately 38%, 30%, and 19% of our revenue respectively.

While we have more than a dozen product module offerings incorporating AI and other advanced technologies, we continue to develop new technologies and product modules. The strength of our team enables this continuous development — of our approximately 370 employees as of June 30, 2022, approximately 85% have technical degrees, approximately 55% have advanced degrees and over 30 employees have PhD’s.

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

COVID-19

The full impact of the COVID-19 pandemic on our business, financial condition and results of operations remains unpredictable due to the evolving nature of the COVID-19 pandemic and the extent of its impact across industries and geographies and numerous other uncertainties. For example, we cannot predict the duration and spread of the outbreak of new variants of the virus, additional actions that may be taken by governmental entities, or the impact the pandemic may have on the ability of us, our customers, our suppliers, our manufacturers, and our other business partners to conduct business. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings, and other measures as they deem necessary. Many organizations and individuals, including our Company and employees, are taking additional steps to avoid or reduce infections, including limiting travel and working from home. These measures are disrupting normal business operations and have had significant negative impacts on businesses and financial markets worldwide. We continue to monitor our operations and government recommendations and have made modifications to our normal operations because of the COVID-19 pandemic, including utilizing heightened cleaning and sanitization procedures, implementing new health and safety protocols and reducing non-essential travel

To date, travel restrictions and capacity limits at customer locations imposed in response to the COVID-19 pandemic have caused delays in the deployment of two customer contracts; however, the pandemic has not significantly impacted our financial condition and operations. The impact of the COVID-19 pandemic on our financial performance will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results may be materially adversely affected.

Critical Accounting Policies and Significant Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses. These estimates and judgments include, but are not limited to, revenue recognition including performance obligations, variable consideration and other obligations such as warranty cost and incentives and accounting for stock-based compensation including performance-based assessments. We base these estimates and judgments on historical experience, market participant fair value considerations, projected future cash flows and various other factors that we believe are reasonable under the circumstances. Actual results may differ from our estimates. We have reviewed our policies and estimates to determine if our critical accounting policies and estimates for the six months ended June 30, 2022 have changed. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended other than our accounting policies related to leases as a result of the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), which was adopted on January 1, 2022 as further described in Note 2 "Significant Accounting Policies" and no changes to our significant estimates other than the measure of progress for certain performance obligations which is described in Note 7 "Revenue".

Summary of Recent Financial Performance

Revenue was approximately $23.4 million for the three months ended June 30, 2022, compared to approximately $4.5 million for the three months ended June 30, 2021. The change is primarily due to an increase in customer deployment activity.

Revenue was approximately $28.9 million for the six months ended June 30, 2022, compared to approximately $8.5 million for the six months ended June 30, 2021. The change is primarily due to an increase in customer deployment activity.

Gross loss was $3.0 million for the three months ended June 30, 2022, compared to a loss of $0.7 million for the three months ended June 30, 2021. The gross loss for the three months ended June 30, 2022, was due primarily to increased overhead resulting from the growth in deployment operations.

Gross loss was $4.2 million for the six months ended June 30, 2022, compared to a loss of $1.5 million for the six months ended June 30, 2021. The gross loss for the six months ended June 30, 2022, was due primarily to increased overhead resulting from the growth in deployment operations and incremental costs associated with first-time deployments of certain technology at some customer sites.

Combined general and administrative, selling and marketing, and research and development expenses for the three months ended June 30, 2022, decreased to $28.5 million, compared to $31.0 million for the three months ended June 30, 2021. The net decrease in total operating expenses of $2.5 million included a $5.3 million decrease in stock-based compensation (further described below) and a $1.3 million decrease in materials and services, which was partially offset by a $2.8 million increase in information technology and corporate services and a $1.2 million increase in employee costs related to personnel growth.

Combined general and administrative, selling and marketing, and research and development expenses for the six months ended June 30, 2022, decreased to $58.0 million, compared to $74.9 million for the six months ended June 30, 2021. The net decrease in total operating expenses of $16.9 million included a $31.6 million decrease in stock-based compensation further described below, which was partially offset by a $6.1 million increase in salaries and related employee costs related to personnel growth, and a $6.6 million increase in information technology and corporate services.

The decrease in stock-based compensation between the three and six months ended June 30, 2022, and the three and six months ended June 30, 2021, is primarily due to the revaluation of restricted stock awards that are treated as a liability as discussed in Note 8, "Related Party Transactions", and Note 10, "Stock-Based Compensation" of Berkshire Grey’s Consolidated Financial Statements. Stock based compensation for restricted stock awards decreased by $7.9 million and $37.1 million for the three and six months ended June 30, 2022, respectively. The Company reported an offset to expense of $3.7 million and $9.9 million for the three and six months ended June 30, 2022, respectively, and an expense of $4.2 million and $27.2 million for the three and six months ended June 30, 2021, respectively.

Net losses were $29.0 million for the three months ended June 30, 2022, compared to $31.8 million for the three months ended June 30, 2021. The decrease in net losses was primarily due to a decrease in stock-based compensation expense and a gain from the change in fair value of the warrant liabilities.

Net losses were $52.6 million for the six months ended June 30, 2022, compared to $76.4 million for the six months ended June 30, 2021. The decrease in net losses was primarily due to a decrease in stock-based compensation expense and a gain from the change in fair value of the warrant liabilities.

Results of Operations

The following is a description of significant components of our operations, including significant trends and uncertainties that we believe are important to an understanding of our business and results of operations.

Comparison of the three and six months ended June 30, 2022 and 2021

Revenue

Berkshire Grey generates revenue through the sale, delivery, installation of customer contracts primarily in the United States. The following table presents revenue as well as the change from the prior period.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Change		2022	2021	Change
Revenue	$23,448	$4,503	$18,945	421%	$28,940	$8,468	$20,472	242%

Total revenue for the three months ended June 30, 2022 and 2021 was $23.4 million and $4.5 million, respectively, an increase of $18.9 million or 421%. The increase is related to additional customer deployment activities. Our revenue can fluctuate significantly from quarter to quarter depending on the number of projects in process.

Total revenue for the six months ended June 30, 2022 and 2021 was $28.9 million and $8.5 million, respectively, an increase of $20.4 million or 242%. The increase is primarily due to additional customer deployment activities. Since 2019, our revenue has been dependent upon a small number of customers and we expect that we will continue to derive a majority of our revenue from a limited number of significant customers in future years. We can provide no assurance that our significant customers will expand their business relationship with us, will continue to do business with us, or that they will maintain their historical levels of business.

Cost of Revenue

The following table presents cost of revenue as well as the change from the prior period.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Change		2022	2021	Change
Cost of Revenue	$26,411	$5,240	$21,171	404%	$33,107	$9,938	$23,169	233%

Total cost of revenue for the three months ended June 30, 2022 and 2021, was $26.4 million and $5.2 million, respectively, an increase of $21.2 million or 404%. The increase in total cost of revenue was primarily due to increased revenue volume and increased overhead resulting from the growth in deployment operations.

Total cost of revenue for the six months ended June 30, 2022 and 2021, was $33.1 million and $9.9 million, respectively, an increase of $23.2 million or 233%. The increase in total cost of revenue was primarily due to increased overhead resulting from the growth in deployment operations.

Gross (Loss) Profit and Gross Margin

The following table presents gross profit and margin as well as the change from the prior period.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Change		2022	2021	Change
Gross Loss	$(2,963)	$(737)	$(2,226)	302%	$(4,167)	$(1,470)	$(2,697)	183%
Gross Margin	(13)%	(16)%		3%	(14)%	(17)%		3%

Total gross losses during the three months ended June 30, 2022 and 2021, were $3.0 million and $0.7 million, respectively. Total gross margin was approximately (13)% for three months ended June 30, 2022, compared with (16)% for three months ended June 30, 2021, a improvement of 3%. The decrease in gross profit of $2.3 million was primarily driven by increased overhead resulting from the growth in deployment operations and incremental costs associated with first-time deployments of certain technology at some customer sites. The improvement in gross margin was primarily driven by lower product costs.

Total gross losses during the six months ended June 30, 2022 and 2021, were $4.2 million and $1.5 million, respectively. Total gross margin was approximately (14)% for six months ended June 30, 2022, compared with (17)% for six months ended June 30, 2021, an improvement of 3%. The decrease in gross profit was primarily driven by increased overhead resulting from the growth in deployment operations and incremental costs associated with first-time deployments of certain technology at some customer sites. The improvement in gross margin was primarily driven by lower product costs.

General and Administrative

The following table presents general and administrative expenses as well as the change from the prior period.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Change		2022	2021	Change
General and Administrative	$7,004	$4,710	$2,294	49%	$14,666	$8,853	$5,813	66%
% of Operating Expenses	25%	15%			25%	12%

General and administrative expenses during the three months ended June 30, 2022 and 2021, were $7.0 million and $4.7 million, respectively, an increase of $2.3 million or 49%. The increase in general and administrative expenses included a $1.3 million increase in information technology and corporate services, $1.2 million increase in stock-based compensation, and a $0.3 million increase in salaries and related employee costs, partially offset by a $0.5 million decrease in overhead.

General and administrative expenses during the six months ended June 30, 2022 and 2021, were $14.7 million and $8.9 million, respectively, an increase of $5.8 million or 66%. The increase in general and administrative expenses included a $4.2 million increase in information technology and corporate services, $2.5 million increase in stock-based compensation, $0.9 million increase in salaries and related employee costs, partially offset by a $1.8 million decrease in overhead.

Sales and Marketing

The following table presents sales and marketing expenses as well as the change from the prior period.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Change		2022	2021	Change
Sales and Marketing	$2,565	$10,540	$(7,975)	(76)%	$4,054	$38,023	$(33,969)	(89)%
% of Operating Expenses	9%	34%			7%	51%

Sales and marketing expenses during the three months ended June 30, 2022 and 2021, were $2.6 million and $10.5 million, respectively, a decrease of approximately $7.9 million or 76%. The decrease in sales and marketing expenses was primarily driven by a $7.7 million decrease in stock-based compensation and a $0.2 million decrease in marketing services and materials. Sales and Marketing Expenses for the 3 months ended June 30, 2022 and 2021 without the impact of the liability classified Restricted Stock Award would have been $6,252 and $6,394, respectively.

Sales and marketing expenses during the six months ended June 30, 2022 and 2021, were $4.1 million and $38.0 million, respectively, a decrease of approximately $33.9 million or 89%. The decrease in sales and marketing expenses was primarily driven by a $36.4 million decrease in stock-based compensation which was partially offset by a $1.6 million increase in employee expenses and related costs and a $0.9 million increase in marketing services and materials to expand our customer reach, branding programs, and implementing systems to support planned future growth. Sales and Marketing Expenses for the 6 months ended June 30, 2022 and 2021 without the impact of the liability classified Restricted Stock Award would have been $17,676 and $10,862, respectively.

Research and Development

The following table presents research and development expenses as well as the change from the prior period.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Change		2022	2021	Change
Research and Development	$18,927	$15,741	$3,186	20%	$39,270	$28,051	$11,219	40%
% of Operating Expenses	66%	51%			68%	37%

Research and development expenses during the three months ended June 30, 2022 and 2021, were $18.9 million and $15.7 million, respectively, an increase of $3.2 million or 20%. The increase in research and development expenses included a $3.3 million increase in facilities and other related costs, a $1.3 million increase in stock-based compensation, $1.0 million increase in salaries and related employee costs related to personnel growth and expanded development programs, which was partially offset by a reduction of $2.4 million in expenses related to research and development materials and services.

Research and development expenses during the six months ended June 30, 2022 and 2021, were $39.3 million and $28.1 million, respectively, an increase of $11.2 million or 40%. The increase in research and development expenses included a $8.2 million increase in facilities and other related costs, a $2.4 million increase in stock-based compensation, $3.8 million increase in salaries and related employee costs related to personnel growth and expanded development programs, which was partially offset by a reduction of $3.2 million in expenses related to research and development materials and services.

Other Income

The following table presents interest income as well as the change from the prior period.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Change		2022	2021	Change
Interest Income, Net	$6	$3	$3	100%	$13	$14	$(1)	(7)%

Interest income, net during the three months ended June 30, 2022 and 2021, was less than $0.1 million for both periods. Interest income, net during the six months ended June 30, 2022 and 2021, was less than $0.1 million for both periods. The change in interest income for the three months ended June 30, 2022 is primarily attributed to an increase in cash balances on money market funds.

Income Taxes

During the three and six months ended June 30, 2022 and 2021, Berkshire Grey recorded no income tax benefits due to the uncertainty of future taxable income as Berkshire Grey has incurred net losses since inception.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA during the years presented.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Net loss	$(28,984)	$(31,754)	$(52,550)	$(76,437)
Interest income, net	(6)	(3)	(13)	(14)
Income tax expense	36	7	46	12
Depreciation and amortization	822	671	1,582	1,217
EBITDA	(28,132)	(31,079)	(50,935)	(75,222)
Stock-based compensation	360	5,309	(1,478)	29,488
Change in fair value of warrant liabilities	(2,555)	—	(9,738)	—
Other (expense), net	50	22	98	42
Adjusted EBITDA	$(30,277)	$(25,748)	$(62,053)	$(45,692)

Backlog

Our order backlog as of June 30, 2022 and 2021, was valued at approximately $88.3 million and $97.4 million, respectively. Our order backlog is expected to be realized over the remainder of 2022 and into 2023. Although our backlog consists of firm purchase orders, the level of backlog at any particular time may not be necessarily indicative of future sales. Given the nature of our relationships with our customers, and the fact that to-date we have not entered into long-term purchase commitments with our customers, we may allow our customers to cancel or reschedule deliveries, and therefore, backlog may not be a meaningful indicator of future financial results.

Liquidity and Capital Resources

Sources of Liquidity and Capital

We have incurred a net loss in each of our annual periods since our inception. We incurred net losses of $29.0 million and $52.6 million during the three and six months ended June 30, 2022, respectively. As of June 30, 2022, we have an accumulated deficit of $357.6 million. As an early-stage company, we have historically obtained cash to fund our operations through preferred stock offerings. From inception through June 30, 2022, we have received cumulative gross proceeds from the sale of our preferred stock and warrants of $227.3 million to fund our operations.

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

Cash Flows

The following table summarizes our cash flows during the years presented.

	For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Net cash used in operating activities	$(63,336)	$(39,340)
Net cash used in investing activities	(1,268)	(2,139)
Net cash provided by financing activities	1,828	495
Effect of exchange rate on cash	(58)	(43)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(62,834)	$(41,027)

Cash Flows for the six months ended June 30, 2022 and 2020

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2022 and 2021, was $63.3 million and $39.3 million, respectively. The increase of $24.0 million in cash used for operating activities is the result of approximately $23.9 million decrease in net losses offset by $40.4 million in adjustments from non-cash operating activities and $7.5 million in changes from net operating assets and liabilities.

Changes in non-cash operating activity of $40.4 million primarily consisted of a $31.0 million decrease in stock-based compensation and a $9.7 million increase in gain on change in fair value of warrants. $9.9 million of the decrease in stock-based compensation is due to the revaluation of restricted stock awards that are treated as a liability as previously described.

Changes in net operating assets and liabilities totaling $7.5 million is primarily related to a $11.7 million decrease in cash from changes in accounts receivable and a $6.7 million decrease in cash from changes in accrued expenses partially offset by a $8.0 million increase in cash from changes in prepaid expenses, and a $5.1 million increase in cash from changes in contract liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 and 2021, was $1.3 million and $2.1 million, respectively, and primarily relates to the purchases of fixed assets.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2022 and 2021, was $1.8 million and less than $0.5 million, respectively. The increase in cash provided by financing activities of approximately $1.3 million was due to $1.8 million received from stock option exercises.

Contractual Obligations

Our lease portfolio includes leased offices and facilities. Refer to Note 15, "Commitments and Contingencies" of our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our future minimum lease obligations. As of June 30, 2022, we did not have any long-term debt.

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

We regularly monitor the forecast of non-U.S. dollar expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency contracts, should be taken to minimize the impact of fluctuating exchange rates on our results of operations. We have not entered into any foreign currency contracts as of June 30, 2022.

Interest Rate Sensitivity

At June 30, 2022, we had unrestricted cash and cash equivalents of $108.4 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of June 30, 2022, all our cash equivalents were held in money market funds. Due to the short-term nature of these investments, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule

13a–15(e) and 15d-15(e)) as of June 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

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

Berkshire Grey, Inc.

Date: August 11, 2022	By:	/s/ Thomas Wagner
Thomas Wagner
Chief Executive Officer

Date: August 11, 2022	By:	/s/ Mark Fidler
Mark Fidler
Chief Financial Officer