Form 10-Q
period 2022-09-30
Berkshire Grey, Inc.
filed 2022-11-14
CIK 1824734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, the registrant had 233,296,411 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class C common stock, par value $0.0001 per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BERKSHIRE GREY, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except for share data)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$77,616	$171,089
Accounts receivable	7,132	13,291
Inventories, net	5,489	2,641
Deferred fulfillment costs (see Note 8 for related party transactions)	7,711	7,689
Prepaid expenses	4,947	5,138
Other current assets	7,113	5,078
Total current assets	110,008	204,926
Property and equipment, net	10,487	10,874
Operating lease right-of-use assets	7,710	—
Restricted cash	1,254	862
Other non-current assets	22	22
Total assets	$129,481	$216,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,774	$6,766
Accrued expenses	9,180	15,659
Contract liabilities	14,875	19,216
Other current liabilities	1,017	146
Total current liabilities	33,846	41,787
Share-based compensation liability	3,335	15,435
Warrant liabilities	2,631	13,277
Operating lease liabilities, noncurrent	8,863	—
Other non-current liabilities	—	1,954
Total liabilities	$48,675	$72,453
Stockholders’ equity:
Common stock – Class A shares, $0.0001 par value; 385,000,000 shares authorized as of September 30, 2022 and December 31, 2021, 229,862,845 and 225,428,187 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; Class C shares, par value $0.0001, 5,750,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	24	24
Additional paid-in capital	465,355	449,307
Accumulated deficit	(384,516)	(305,084)
Accumulated other comprehensive (loss)	(57)	(16)
Total stockholders’ equity	80,806	144,231
Total liabilities and stockholders’ equity	$129,481	$216,684

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BERKSHIRE GREY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except for share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue, net (see Note 8 for related party transactions)	$23,597	$18,794	$52,537	$27,262
Cost of revenue (see Note 8 for related party transactions)	24,811	21,543	57,918	31,481
Gross loss	(1,214)	(2,749)	(5,381)	(4,219)
Operating expenses:
General and administrative expense	2,107	19,286	16,773	28,138
Sales and marketing expense	7,053	7,174	11,107	45,197
Research and development expense	17,413	17,745	56,683	45,797
Total operating expenses	26,573	44,205	84,563	119,132
Loss from operations	(27,787)	(46,954)	(89,944)	(123,351)
Other income (expense):
Interest income, net	23	9	36	23
Change in fair value of warrant liabilities	907	6,490	10,645	6,490
Other (expense), net	(12)	(17)	(110)	(57)
Net loss before income taxes	(26,869)	(40,472)	(79,373)	(116,895)
Income tax	13	28	59	40
Net loss	$(26,882)	$(40,500)	$(79,432)	$(116,935)
Other comprehensive loss:
Net foreign currency translation adjustments	(17)	—	(57)	(5)
Total comprehensive loss	$(26,899)	$(40,500)	$(79,489)	$(116,940)
Net loss per common share (Class A and C) – basic and diluted	$(0.11)	$(0.22)	$(0.34)	$(1.52)
Weighted average shares outstanding – basic and diluted	234,680,988	183,838,219	233,265,195	76,685,048

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BERKSHIRE GREY, INC.

Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Mezzanine equity		Common stock				Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	Class A Shares	Amount	Class C Shares	Amount	capital	deficit	income (loss)	equity(deficit)
Balance – December 31, 2021	—	$—	225,428,187	$24	5,750,000	$—	$449,307	$(305,084)	$(16)	$144,231
Proceeds from exercise of stock options	—	—	1,296,415	—	—	—	823	—	—	823
Reclassification of restricted stock to equity	—	—		—	—	—	706	—	—	706
Stock-based compensation			—				4,408			4,408
Other comprehensive loss	—	—	—	—	—	—	—	—	(7)	(7)
Net loss	—	—	—	—	—	—	—	(23,566)	—	(23,566)
Balance – March 31, 2022	—	—	226,724,602	24	5,750,000	—	455,244	(328,650)	(23)	126,595
Proceeds from exercise of stock options and vesting of RSUs	—	—	1,323,313	—	—	—	1,005	—	—	1,005
Reclassification of restricted stock to equity	—	—		—	—	—	2,138	—	—	2,138
Stock-based compensation	—	—	—	—	—	—	4,049	—	—	4,049
Other comprehensive loss			—				—		(17)	(17)
Net loss	—	—	—	—	—	—	—	(28,984)	—	(28,984)
Balance – June 30, 2022	—	—	228,047,915	24	5,750,000	—	462,436	(357,634)	(40)	104,786
Proceeds from exercise of stock options and vesting of RSUs	—	—	1,814,930	—	—	—	1,385	—	—	1,385
Reclassification of restricted stock to equity					—	—	400	—	—	400
Stock-based compensation	—	—	—	—	—	—	(582)	—	—	(582)
Other comprehensive loss	—	—	—	—	—	—	—	—	(17)	(17)
FedEx warrant provision	—	—	—	—	—	—	1,716	—	—	1,716
Net loss	—	—	—	—	—	—	—	(26,882)	—	(26,882)
Balance – September 30, 2022	—	—	229,862,845	24	5,750,000	—	465,355	(384,516)	(57)	80,806

Balance – December 31, 2020	28,207,674	$223,442	3,623,109	$3	—	$—	$17,578	$(151,704)	$1	$(134,122)

Retroactive application of recapitalization due to Merger (See note 3)
Mezzanine Equity	137,536,388	—	—	—	—	—	—	—	—	—
Common Stock	—	—	17,665,736	1	—	—	—	—	—	1
Balance - December 31, 2020, after effect of Merger	165,744,062	223,442	21,288,845	4	—	—	17,578	(151,704)	1	(134,121)
Proceeds from exercise of stock options	—	—	1,347,220	—	—	—	278	—	—	278
Stock-based compensation	—	—	—	—	—	—	1,165	—	—	1,165
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	—	—	(44,681)	—	(44,681)
Balance – March 31, 2021	165,744,062	$223,442	22,636,065	$4	—	$—	$19,021	$(196,385)	$(5)	$(177,365)
Proceeds from exercise of stock options	—	—	253,149	—	—	—	217	—	—	217
Reclassification of restricted stock to equity							8,836			8,836
Stock-based compensation	—	—	—	—	—	—	1,163	—	—	1,163
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(31,754)	—	(31,754)
Balance – June 30, 2021	165,744,062	$223,442	22,889,214	$4	—	$—	$29,237	$(228,139)	$(5)	$(198,903)
Issuance of Common Shares Upon Merger (See note 3)	—	—	15,312,113	2	5,750,000	—	2,766	—	—	2,768
Issuance of PIPE Shares	—	—	16,500,000	1	—	—	164,999	—	—	165,000
Mezzanine Equity Conversion	(165,744,062)	(223,442)	165,744,062	16	—	—	223,426	—	—	223,442
Proceeds from exercise of stock options	—	—	2,152,024	—	—	—	866	—	—	866
Reclassification of restricted stock to equity	—	—	—	—	—	—	1,829	—	—	1,829
Stock-based compensation	—	—	—	—	—	—	14,256	—	—	14,256
Other comprehensive income	—	—	—	—		—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(40,500)	—	(40,500)
Balance – September 30, 2021	—	$—	222,597,413	$23	5,750,000	$—	$437,379	$(268,639)	$(5)	$168,758

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BERKSHIRE GREY, INC.

Consolidated Statements of Cash Flow

(Unaudited)

(in thousands, except for share data)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(79,432)	$(116,935)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,469	1,972
Loss on disposal of fixed assets	30	18
Gain on change in fair value of warrants	(10,646)	(6,490)
Gain on foreign currency transactions	44	58
Stock-based compensation	(980)	43,427
FedEx warrant provision	351	—
Change in operating assets and liabilities
Accounts receivable	6,159	8,974
Inventories	(2,848)	(2,703)
Deferred fulfillment costs	(22)	(6,128)
Prepaid expenses and other assets	(367)	(8,236)
Accounts payable	2,004	2,849
Accrued expenses	(6,373)	10,138
Contract liabilities	(4,341)	(8,206)
Other liabilities	14	(110)
Net cash used in operating activities	(93,938)	(81,372)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,214)	(2,754)
Net cash used in investing activities	(2,214)	(2,754)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	3,213	1,361
Proceeds from issuance of common stock upon Merger, net of issuance costs paid	—	192,102
Net cash provided by financing activities	3,213	193,463
Effect of exchange rate on cash	(142)	(59)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(93,081)	109,278
Cash, cash equivalents, and restricted cash at beginning of period	171,951	94,978
Cash, cash equivalents, and restricted cash at end of period	$78,870	$204,256
NON-CASH INVESTING AND FINANCING ACTIVITIES
Assumption of merger warrants liability	—	24,338
Conversion of redeemable convertible preferred stock to common stock	—	(223,442)
Right of use asset	(7,710)	—
Lease liability	9,890	—
Purchase of property and equipment included in accounts payable and accrued expenses	11	160
RECONCILIATION OF CASH AND RESTRICTED CASH WITHIN THE CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE CONSOLIDATED STATEMENTS OF CASH FLOWS ABOVE
Cash (inclusive of money market funds and cash equivalents of $63,693 and $202,005 at September 30, 2022 and 2021, respectively)	77,616	203,135
Restricted cash	1,254	1,121
Total cash, cash equivalents, and restricted cash	$78,870	$204,256

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BERKSHIRE GREY, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Nature of the Business

Berkshire Grey, Inc. (“Berkshire Grey,” “we,” “us,” “our,” or the “Company”) is an Intelligent Enterprise Robotics (“IER”) company pioneering and delivering transformative AI-enabled robotic solutions that automate filling ecommerce orders for consumers and businesses, filling orders to resupply retail and grocery stores, and handling packages shipped to fill those orders. The Company was founded in 2013 and is based in Bedford, MA. At September 30, 2022, the Company had approximately 290 employees. The Company's IER capabilities are grounded in patented and proprietary technologies for robotic picking (each picking or unit handling), robotic movement and mobility (movement and storage of orders and goods), and system orchestration (which enables various intelligent subsystems to work together so that the right work is being done at the right time to meet our customer’s needs).

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

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION (cont.)

Liquidity

The Company incurred net losses and negative cash flows from operations since inception and relied upon financing activities to fund operations. The Company has raised approximately $227.3 million, net of issuance costs, from the issuance of preferred stock and warrants as described in Note 9, "Convertible Preferred Stock". The Company also received net proceeds from the Merger of approximately $192.1 million, as described in Note 3, "Merger". Management believes the capital raised, in combination with the Merger proceeds, will be sufficient to fund its current operations, projected working capital requirements, and capital spending for a period beyond the next 12 months. See Note 17, "Subsequent Events" for more information about additional sources of capital.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents consist of money market funds. Restricted cash represents cash on deposit with a financial institution as collateral for the Company’s corporate credit cards and an irrevocable standby letter of credit as security for the Company’s obligations under the lease for its headquarters in Massachusetts. The Company has included restricted cash as a non-current asset as of September 30, 2022, and December 31, 2021.

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable and cash and cash equivalents.

Sales of the Company’s products are concentrated among specific customers. At September 30, 2022, and December 31, 2021, eight and two customers accounted for approximately 100% of the Company’s accounts receivable balance, respectively. For the three and nine months ended September 30, 2022, the Company generated approximately 100% of revenues from nine and eleven customers, respectively. For the three and nine months ended September 30, 2021, the Company generated 100% of revenues from six customers. The Company believes that credit risks associated with these contracts are not significant due to the customers’ financial strength.

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

FedEx Warrant

The FedEx Warrant (defined in Note 16, "Common Stock and Warrants") is accounted for as an equity instrument and measured in accordance with Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation. This instrument is classified in the condensed consolidated statements of operations in accordance with ASC 606, Revenue from Contracts with Customers. For awards granted to a customer, which are not in exchange for distinct goods or services, the fair value of the awards earned based on service or performance conditions is recorded as a reduction of the transaction price, in accordance with ASC 606. To determine the fair value of the FedEx Warrant in accordance with ASC 718, the Company used the Black-Scholes option pricing model which is based in part on assumptions that require management to use judgment. Based on the fair value of the award, the Company determines the amount of non-cash stock-based sales incentive charges on the customer’s pro-rata achievement of vesting conditions, which is recorded as a reduction of revenue in the condensed consolidated statements of operations. See Note 16 for additional information.

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

Recently Adopted Accounting Standards

Effective January 1, 2022, the Company adopted ASU No. 2016-02, ("ASU 2016-02"). ASU 2016-02 and its related amendments (collectively referred to as ASC 842) amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for those leases classified as operating leases. To account for leases as a lessee, the Company adopted ASC 842 on January 1, 2022, using the modified retrospective method, whereby the new guidance is applied prospectively as of the date of adoption and prior periods are not to be restated. The Company elected the package of practical expedients which permits the Company to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. Additionally, the Company elected the following practical expedients: the Company has elected to not separate lease components from non-lease components in its lease contract; the Company will not apply the recognition requirements of ASC 842 to its leases with lease terms of 12 months or less but rather recognize the lease expense on a straight-line basis over the lease term. The adoption of the lease standard did not change the Company's previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. Adoption of the lease standard had a material impact on its condensed consolidated balance sheet (Note 15, "Commitments and Contingencies").

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

4. INVENTORIES, net

Inventories consist of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Work in progress	$55	$538
Finished goods and spare parts	5,434	2,103
Inventories, net	$5,489	$2,641

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Leasehold improvements	$6,666	$6,512
Machinery and equipment	898	922
Furniture and fixtures	967	983
Research and development equipment	6,639	4,712
Computer hardware and software	1,928	1,708
Construction in progress	56	382
Subtotal	17,154	15,219
Less: Accumulated depreciation	6,667	4,345
Property and equipment, net	$10,487	$10,874

Depreciation expense for the three and nine months ended September 30, 2022, was approximately $0.9 million and $2.5 million, respectively. Depreciation expense for the three and nine months ended September 30, 2021, was approximately $0.8 million and $2.0 million, respectively.

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Accrued compensation	$6,552	$8,562
Accrued sales taxes payable	542	372
Accrued professional services	663	1,742
Accrued materials	223	3,094
Accrued other	406	1,437
Accrued warranty	794	452
Accrued expenses	$9,180	$15,659

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

Changes in our product warranty consist of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Beginning balance	$452	$41
Accrual (reversal) for warranty expense	(277)	(58)
Warranty costs incurred during period	619	469
Ending balance	$794	$452

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

Each customer contract is evaluated individually to determine the appropriate pattern of revenue recognition. Contracts that are recognized over time meet the criteria that the Company is creating or enhancing an asset that the customer controls. The system is delivered to the customer and control is transferred, after which point the Company performs installation and implementation services to fully integrate the system at the customer’s location. As such, revenue recognition generally begins upon delivery, continues throughout the installation and implementation period, and concludes upon customer acceptance. Revenue from customer contracts is generally expected to be recognized over a period of three to six months. There historically have been, and potentially will be in the future, customer contracts that contain obligations and timelines that result in revenue being recognized over extended periods, which may include periods greater than 12 months. For those performance obligations where revenue is recognized over time, the Company recognizes revenue as costs are incurred or as labor hours are incurred, depending on the type of contract (i.e., an input method). Installation and training services are evaluated together with the delivery of robotic fulfillment or material handling systems as a singular performance obligation. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated cost to complete. A provision for the remaining losses on contracts of $3.7 million and $8.5 million is included within contract liabilities as of September 30, 2022, and December 31, 2021, respectively.

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

Other performance obligations recognized over time include, but are not limited to, maintenance, extended support, and research services. Maintenance and extended support services are recognized ratably on a straight-line-basis as the Company assumes an even distribution of performance over the service period. Research services are recognized based on the ratio of cost to date and the total estimated cost at the completion of the performance obligation.

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

Incremental costs of obtaining a contract with a customer and other costs to fulfill a contract are required to be capitalized unless the Company elects to expense contract costs with periods less than a year. The Company has elected to expense these costs of obtaining a contract as incurred when the related contract period is less than one year. The Company does not pay upfront sales commissions on contracts when the related contract period is greater than one year, thus has not capitalized any amounts as of September 30, 2022.

The following table disaggregates revenue by timing of transfer of goods or services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Transferred over time	$22,116	$18,537	$50,276	$26,748
Transferred at a point in time	1,481	257	2,261	514
Total revenue	$23,597	$18,794	$52,537	$27,262

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

Lessor Revenue

To account for leases as a lessor, the Company adopted ASC 842 on January 1, 2022. The company may enter into leases as an alternative means of realizing value from systems that it would otherwise sell. Lease payments due to the Company are typically fixed and paid in equal installments over the lease term. The Company’s payment terms for leases are typically unconditional. Therefore, in an instance when the client requests to terminate the lease prior to the end of the lease term, the client would typically be required to pay the remaining lease payments in full. When lease arrangements include multiple performance obligations, the Company allocates the consideration in the contract between the lease components and the non-lease components on a relative standalone selling price basis.

As of September 30, 2022, the Company is not party to any sales-type, direct financing or operating lessor agreements.

Deferred Fulfillment Costs and Contract Balances

As of September 30, 2022, and December 31, 2021, the Company incurred $7.7 million and $7.7 million of net deferred fulfillment costs, respectively.

Changes in the contract liability balance during the nine months ended September 30, 2022, were due to the Company receiving additional advanced cash payments from customer contracts and the Company recognizing revenue as performance obligations were met. The following table summarizes changes in contract liabilities during the nine months ended September 30, 2022:

Contract Liabilities
(in thousands)
Contract liabilities at December 31, 2021	$19,216
Additions to contract liabilities during the period	47,444
Change in provision for contract loss	(4,762)
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	(5,962)
Amounts added to contract liabilities during the period	(41,061)
Contract liabilities at September 30, 2022	$14,875

Contract Assets
(in thousands)
Contract assets at December 31, 2021	$4,257
Additions to contract assets during the period	753
Contract assets at September 30, 2022	$5,010

Contract assets are classified in “Other current assets”, in the accompanying condensed consolidated balance sheets.

8. RELATED PARTY TRANSACTIONS

In June 2019, the Company entered into two customer contracts with an affiliate of one of its primary investors. Related to these contracts, as of September 30, 2022, and December 31, 2021, the Company recorded no net deferred fulfilment costs and less than $0.1 million in net deferred fulfillment costs, respectively. For the three months ended September 30, 2022, the Company did not recognize revenue or cost of revenue related to these customer contracts. For the nine months ended September 30, 2022, the Company recognized $0.7 million in revenue and less than $0.1 million in cost of revenue. For the three and nine months ended September 30, 2021, the Company recognized approximately $0.8 million and $3.9 million in revenue and approximately $0.3 million and $1.4 million in cost of revenue related to these customer contracts, respectively.

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

Stock-based compensation expense recognized for all stock-based awards is reported in the Company’s consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of sales	$445	$109	$1,137	$179
General and administrative	(3,337)	13,096	58	13,953
Sales and marketing	1,717	451	(6,870)	28,411
Research and development	1,673	283	4,695	884
Total	$498	$13,939	$(980)	$43,427

See Restricted Stock Sold Through Issuance of Promissory Note below for more information regarding the fair value of liability classified awards which increased sales and marketing stock-based compensation expense for the three months ended September 30, 2022, by approximately $1.1 million and reduced stock-based compensation expense for the nine months ended September 30, 2022, by $8.9 million.

It was determined the vesting conditions of performance-based stock options were unlikely to be achieved prior to expiration which resulted in the reversal of general and administrative stock-based compensation expense for the three and nine months ended September 30, 2022, of $4.2 million.

Stock Options

The Company issued grants of 1,102,098 and 1,513,031 stock options during the nine months ended September 30, 2022 and 2021, respectively.

10. STOCK-BASED COMPENSATION (cont.)

The following table summarizes stock option activity under the 2013 Plan and 2021 Plan for the nine months ended September 30, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Outstanding at December 31, 2021	29,435,319	$1.40	7.8
Granted	1,102,098	2.95	—
Exercised	(3,656,668)	0.74	—
Cancelled	(247,775)	7.40	—
Forfeited	(2,828,422)	3.95	—
Outstanding at September 30, 2022	23,804,552	$1.21	7.0
Exercisable at September 30, 2022	15,127,731	$0.87	6.0
Vested or expected to vest at September 30, 2022	23,804,552	$1.21	7.0

As of September 30, 2022, 2,938,357 of the Options outstanding are subject to performance-based vesting criteria.

The total intrinsic value of options exercised in the nine months ended September 30, 2022, was approximately $7.4 million.

The Company recognized approximately ($3.1) million and $1.1 million in stock-based compensation expense related to stock options during the three and nine months ended September 30, 2022, respectively. The reversal of expense recognized during the three months ended September 30, 2022, was due to a revised estimate for the achievement of performance-based metrics. The Company recognized approximately $14.2 million and $16.5 million in stock-based compensation expense related to stock options during the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, there was approximately $17.0 million of total unrecognized compensation cost related to non-vested stock options. The total unrecognized compensation cost will be adjusted for future forfeitures as they occur. As of September 30, 2022, the Company expects to recognize its remaining stock-based compensation expense over a weighted-average period of 2.8 years.

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

The underlying shares of Restricted Stock are not considered outstanding until the vesting conditions have been achieved. As of September 30, 2022, 3,720,564 shares of Restricted Stock have vested, and none were forfeited.

As a result of fluctuations in the Company's stock price, during the three and nine months ended September 30, 2022, the change in fair value of the Repurchase Option resulted in an expense of $1.1 million and a benefit of $8.8 million, respectively, and the benefit is recorded as a reduction to total stock-based compensation expense. The Company recognized a benefit of $0.3 million and an expense of $26.8 million in stock-based compensation expense related to the Restricted Stock during the three and nine months ended September

30, 2021, respectively. The expense is presented in the Company’s consolidated statements of operations as sales and marketing expense. As of September 30, 2022, there was approximately $3.0 million of total unrecognized compensation cost related to the Restricted Stock.

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

The following table summarizes the restricted stock unit activity under the equity incentive plan:

	RSUs	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2021	4,924,243	$6.30
Granted	12,500,419	2.83
Vested	(765,070)	7.56
Forfeited	(1,985,132)	5.18
Outstanding at September 30, 2022	14,674,460	$3.43
Vested or expected to vest at September 30, 2022	14,674,460	$3.43

The Company recognized approximately $2.6 million and $6.7 million in stock-based compensation expense related to RSUs during the three months and nine months ended September 30, 2022, respectively. The Company recognized $0.1 million in stock-based compensation expense related to RSUs during the three and nine months ended September 30, 2021. As of September 30, 2022, there was approximately $46.3 million of total unrecognized compensation cost related to non-vested RSUs. As of September 30, 2022, the Company expects to recognize its remaining stock-based compensation expense over a weighted-average period of 3.5 years.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following table summarizes information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money Market funds in Cash and Cash Equivalents	$63,693	$—	$—	$63,693
Total Assets	$63,693	$—	$—	$63,693
Liabilities
Public Warrants	$1,709	$—	$—	$1,709
Private Placement Warrants	$—	$922	$—	$922
Total Liabilities	$1,709	$922	$—	$2,631

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money Market funds in Cash and Cash Equivalents	$162,164	$—	$—	$162,164
Total Assets	$162,164	$—	$—	$162,164
Liabilities
Public Warrants	$8,625	$—	$—	$8,625
Private Placement Warrants	$—	$4,651	$—	$4,651
Total Liabilities	$8,625	$4,651	$—	$13,276

Money market funds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 1 measurement within the fair value hierarchy.

As of September 30, 2022, the Company has Private Placement Warrants and Public Warrants ("Warrants") defined and discussed in Note 16, "Common Stock and Warrants". The Warrants are measured at fair value on a recurring basis. The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded. Because the transfer of Private Placement Warrants to anyone outside of the initial purchasers would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions. Accordingly, the Private Placement Warrants are classified as Level 2 financial instruments. The Public and Private Warrants were valued as of September 30, 2022 using the listed trading price of $0.18 per Public Warrant.

During the nine months ended September 30, 2022, there were no transfers between Level 1, Level 2, and Level 3.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS (cont.)

The change in fair value of warrant liabilities is as follows:

Warrant Liabilities
(in thousands)
Balance at December 31, 2021	$13,277
Exercised warrants	—
Change in fair value	$(10,646)
Balance at September 30, 2022	2,631

12. INCOME TAXES

During the nine months ended September 30, 2022 and 2021, the Company recorded no income tax benefits due to the losses incurred and the uncertainty of future taxable income.

Realization of deferred tax assets is dependent upon the generation of future taxable income. As required by ASC 740 Income Taxes, the Company evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets as of September 30, 2022, and December 31, 2021. As the Company has incurred tax losses from inception, the Company determined that it was more likely than not that the Company would not realize the benefits of federal and state net deferred tax assets. Accordingly, a full valuation allowance was established against the net deferred tax assets as of September 30, 2022, and December 31, 2021.

The Company does not believe material uncertain tax positions have arisen to date.

The Company’s effective income tax rate for the three and nine months ended September 30, 2022 and 2021 was 0.0%.

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

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid for the three and nine months ended September 30, 2022 or 2021. The diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents during the period. The Company’s stock options, restricted stock units, and restricted stock awards subject to vesting are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Net loss attributable to common stockholders is equivalent to net loss for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class C	Class A	Class C	Class A	Class C	Class A	Class C
Numerator:
Net loss attributable to common stockholders (in thousands)	$(26,240)	$(659)	$(39,509)	$(991)	$(77,530)	$(1,959)	$(114,627)	$(2,313)
Denominator:
Weighted-average shares used in computing net loss per attributable to common stockholders, basic and diluted	228,930,988	5,750,000	179,338,218	4,500,000	227,515,195	5,750,000	75,168,564	1,516,484
Net loss per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.11)	$(0.11)	$(0.22)	$(0.22)	$(0.34)	$(0.34)	$(1.52)	$(1.52)

For the nine months ended September 30, 2022, options, warrants, restricted stock units, and restricted stock awards representing approximately 23.8 million, 14.8 million, 14.7 million, and 3.3 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive. For the nine months ended September 30, 2021, options, warrants, restricted stock awards, and restricted stock units representing approximately 28.8 million, 14.8 million, 3.5 million, and 2.5 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for both periods.

14. SEGMENT INFORMATION

In its operation of the business, our chief operating decision maker, who is also our Chief Executive Officer, reviews the business as one segment. The Company currently ships its products to markets in North America (Canada and the United States) and Japan. Product sales attributed to a region are based on the location of the customer to whom the products are being sold. Long-lived assets are primarily held in the United States.

Product sales by region are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
North America	$23,597	$18,025	$51,857	$23,359
Japan	—	769	680	3,903
Total Revenue	$23,597	$18,794	$52,537	$27,262

15. COMMITMENTS AND CONTINGENCIES

Commercial real estate leases

The Company’s portfolio of commercial real estate leases consists of office space for its corporate headquarters in Bedford, Massachusetts and office and research space in Sharpsburg, Pennsylvania, both of which are accounted for as operating leases. Our corporate headquarters consists of an approximately 70,000 square foot facility. The lease expires in 2031 and we have the option to extend for two additional five-year periods. Our lease in Sharpsburg, Pennsylvania is for an approximately 20,500 square foot facility. The remaining contractual periods for our corporate headquarters and the Sharpsburg facility are 8.4 years and 3.0 years, respectively, and include escalating payments.

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

The current and long term balances of lease liabilities at September 30, 2022, were $1.0 million and $8.9 million, respectively, and were classified within other liabilities, and operating lease liabilities, respectively. Operating lease expense was $0.3 million and $1.0 million for the three and nine months ended September 30, 2022. Rent expense recognized under legacy GAAP for the Company’s operating leases was $0.8 million and $0.3 million for the three and nine months ended September 30, 2021.

As of September 30, 2022, future minimum rental commitments for operating leases with non-cancellable terms in excess of one year were as follows:

Operating Leases
(in thousands)
Remainder of 2022	$361
2023	1,462
2024	1,504
2025	1,473
2026	1,287
Thereafter	5,792
Total future operating lease payments	11,879
Less: imputed interest	(1,989)
Total operating lease liabilities	$9,890

The Company's operating cash outflows from operating leases for the nine months ended September 30, 2022, and September 30, 2021 were $0.9 million and $0.8 million, respectively.

As of September 30, 2022, the weighted-average remaining lease term for operating leases is approximately 8.0 years.

As of September 30, 2022, the weighted-average discount rate used to determine the operating lease liability is 4.5%

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

Subsequent to the Merger, the Private Placement Warrants and Public Warrants meet liability classification requirements since the warrants may be required to be settled in cash under a tender offer. Therefore, these warrants are classified as liabilities on the condensed consolidated balance sheet. As of September 30, 2022, no warrants have been exercised.

As of September 30, 2022, the following Warrants were outstanding:

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

FedEx Warrant

On July 29, 2022, the Company and FCJI, Inc. (“FedEx Affiliate”), a wholly owned subsidiary of FedEx Corporation, entered into a Transaction Agreement (the “Transaction Agreement”), pursuant to which the Company agreed to issue to FedEx Affiliate a warrant (the “FedEx Warrant”) to acquire up to 25,250,616 shares (the “Warrant Shares”) of the Company’s Class A common stock, par value $0.0001 per share, subject to certain vesting events described below. Other affiliates of FedEx Corporation are current customers of the Company.

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

Non-cash stock-based sales incentive contra-revenue charges (“FedEx Warrant Charges”) associated with the FedEx Warrant are recognized as the customer makes qualified payments and vesting conditions become probable of being achieved, based on the grant date fair value of the FedEx Warrant. The fair values of the FedEx Warrant were determined as of the grant date in accordance with ASC 718, Compensation – Stock Compensation, using the Black-Scholes option pricing model and the following assumptions:

July 29,
2022
Dividend yield	—
Expected volatility	52.0%
Risk-free interest rate	2.7%
Expected term	10 Years

The volatility used was estimated based a weighting average of the Company's historical volatility, the implied volatility of the Company's exchange traded warrants, and the historical volatility of comparable companies over a period matching the assumed term of the FedEx Warrant, . The expected terms used were based on the term of the FedEx Warrant at the date of issuance. The risk-free interest rates used were based on the U.S. Treasury yield curve for the expected term of the FedEx Warrant at the date of issuance.

The following table summarizes the FedEx Warrant activity for the nine months ended September 30, 2022:

Warrant Shares
Outstanding at December 31, 2021	—
Granted	25,250,616
Vested	(1,262,531)
Outstanding and unvested September 30, 2022	23,988,085

As a result of the immediate vesting of a portion of the Warrant Shares upon entry into a master professional services agreement, the Company recognized FedEx Warrant Charge, in the third quarter of 2022, of $1.7 million and warrant provision of $1.4 million representing FedEx Warrant Charges associated with the master professional services agreement which will be recognized as the work is performed.

During the three and nine months ended September 30, 2022, FedEx Warrant Charges in the condensed consolidated statements of operations were $0.4 million. Non-cash FedEx Warrant Charges during the nine months ended September 30, 2022, were $1.7 million, of which $1.4 million is classified in “Other current assets”, in the accompanying condensed consolidated balance sheets.

17. SUBSEQUENT EVENTS

On October 5, 2022, the Company, entered into a purchase agreement (the "Purchase Agreement") with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $75 million of shares (the “Purchase Shares”) of its Class A common stock, par value $0.0001 per share (the “Common Stock”) over the 36 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares issued under the Purchase Agreement (the “Registration Rights Agreement”).

Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, on any business day selected by the Company (the “Purchase Date”), to require Lincoln Park to purchase up to 200,000 shares of Common Stock (the “Regular Purchase Amount”) per purchase notice (each such purchase, a “Regular Purchase”). The Regular Purchase Amount may be increased to up to (i) 250,000 shares if the closing price of the Common Stock is not below $2.00, (ii) 300,000 shares if the closing price of the Common Stock is not below $3.00 and (iii) 400,000 shares if the closing price of the Common Stock is not below $4.00. Lincoln Park’s committed obligation under a Regular Purchase shall not exceed $2.0 million, provided that the parties may mutually agree at any time to increase the Regular Purchase Amount on any Purchase Date, above and beyond the foregoing amounts that Lincoln Park is committed to purchase. The purchase price per share for each Regular Purchase will be based on prevailing market prices of the Common Stock immediately preceding the time of sale as computed in accordance with the terms set forth in the Purchase Agreement. There are no upper limits on the price per share that Lincoln Park must pay for shares of Common Stock under the Purchase Agreement. Lincoln Park may not assign or transfer its rights and obligations under the Purchase Agreement.

The aggregate number of shares that the Company can sell to Lincoln Park under the Purchase Agreement may in no case exceed 47,099,574 shares (subject to adjustment) of Common Stock (which is equal to approximately 19.99% of the shares of Common Stock and our Class C common stock, par value $0.0001 per share, combined, outstanding prior to the execution of the Purchase Agreement) (the “Exchange Cap”), unless (i) shareholder approval is obtained to issue Purchase Shares above the Exchange Cap, in which case the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of Common Stock to Lincoln Park under the Purchase Agreement equals or exceeds the “minimum price”, determined in accordance with applicable Nasdaq Listing Rules, as adjusted as set forth in the Purchase Agreement, such that the Exchange Cap will not apply to issuances and sales of Common Stock under the Purchase Agreement. In all instances, the Company may not sell shares of its Common Stock to Lincoln Park and its affiliates under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of Common Stock.

The Company issued 701,262 shares of Common Stock to Lincoln Park as consideration for its commitment to purchase shares of Common Stock at the Company’s direction from time to time under the Purchase Agreement (the “Commitment Shares,” and, together with the Purchase Shares, the “Shares”). The Purchase Agreement contains customary representations, warranties, covenants, closing conditions, indemnification and termination provisions.

There are no limitations on the use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on the Company’s ability to conduct or enter into an agreement to issue any of our Common Stock involving an equity line of credit or substantially similar transaction, excluding certain transactions including an at-the-market transaction exclusively with a registered broker-dealer), rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The Company may deliver purchase notices under the Purchase Agreement, subject to market conditions, and in light of its capital needs, from time to time and under the limitations contained in the Purchase Agreement. Any proceeds that the Company receives under the Purchase Agreement are expected to be used for general corporate purposes, which may include investments and strategic transactions.

Subsequent to September 30, 2022, the Company has sold approximately 2.5 million shares of Common Stock under the Purchase Agreement, for net proceeds of approximately $3.3 million.

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

Our IER capabilities are grounded in patented and proprietary technologies for robotic picking (each picking or unit handling), robotic movement and mobility (movement and storage of orders and goods), and system orchestration (which enables various intelligent subsystems to work together so that the right work is being done at the right time to meet our customer’s needs). We are a technology leader in robotics and AI automation with an intellectual property position buttressed by trade secrets supporting our technologies, and patents issued (170 U.S. and international) and pending (325 worldwide) in technologies including robotic picking, mobility, gripping, sensing and perception, general robot control, and differentiated supporting mechanisms. Our proprietary technologies enable us to offer holistic solutions that automate supply chain operations. Our solutions include moving goods to robots that then pick and pack ecommerce or retail orders, robotically moving and organizing inventory and orders within a warehouse or logistics facility, and robotically sorting packages and shipments.

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

For the three months ended September 30, 2022 and 2021, four customers, Wal-Mart, Target, FedEx and TJX collectively comprised approximately 63% and 77% of our revenue, respectively.

For the nine months ended September 30, 2022 and 2021, four customers, Wal-Mart, Target, FedEx and TJX collectively comprised approximately 64% and 66% of our revenue, respectively.

While we have more than a dozen product module offerings incorporating AI and other advanced technologies, we continue to develop new technologies and product modules. The strength of our team enables this continuous development — of our approximately 290 employees as of September 30, 2022, of which approximately 75% have technical degrees and approximately 160 have advanced degrees.

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

Critical Accounting Policies and Significant Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses. These estimates and judgments include, but are not limited to, revenue recognition including performance obligations, variable consideration and other obligations such as warranty cost and incentives and accounting for stock-based compensation including performance-based assessments and the estimates of the fair value of stock-based awards as of their grant date. We base these estimates and judgments on historical experience, market participant fair value considerations, projected future cash flows and various other factors that we believe are reasonable under the circumstances. Actual results may differ from our estimates. We have reviewed our policies and estimates to determine if our critical accounting policies and estimates for the nine months ended September 30, 2022, have changed. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended other than our accounting policies related to the FedEx Warrant further described in Note 16, "Common Stock and Warrants", leases as a result of the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), which was adopted on January 1, 2022, as further described in Note 2 "Significant Accounting Policies" and no changes to our significant estimates other than the measure of progress for certain performance obligations which is described in Note 7 "Revenue".

Summary of Recent Financial Performance

Revenue was approximately $23.6 million for the three months ended September 30, 2022, compared to approximately $18.8 million for the three months ended September 30, 2021. The change is primarily due to an increase in customer deployment activity.

Revenue was approximately $52.5 million for the nine months ended September 30, 2022, compared to approximately $27.3 million for the nine months ended September 30, 2021. The change is primarily due to an increase in customer deployment activity.

Gross loss was $1.2 million for the three months ended September 30, 2022, compared to a loss of $2.7 million for the three months ended September 30, 2021. The change in gross loss for the three months ended September 30, 2022, was due primarily to increased deployment activity which was partially offset by increased overhead resulting from the growth in deployment operations.

Gross loss was $5.4 million for the nine months ended September 30, 2022, compared to a loss of $4.2 million for the nine months ended September 30, 2021. The change in gross loss for the nine months ended September 30, 2022, was due primarily to increased overhead resulting from the growth in deployment operations.

Combined general and administrative, selling and marketing, and research and development expenses for the three months ended September 30, 2022, decreased to $26.6 million, compared to $44.2 million for the three months ended September 30, 2021. The net decrease in total operating expenses of $17.6 million primarily consisted of a $13.8 million decrease in stock-based compensation (further described below), and a $4.0 million decrease in materials and services.

Combined general and administrative, selling and marketing, and research and development expenses for the nine months ended September 30, 2022, decreased to $84.6 million, compared to $119.1 million for the nine months ended September 30, 2021. The net decrease in total operating expenses of $34.5 million primarily consisted of a $45.3 million decrease in stock-based compensation, which was partially offset by a $12.2 million increase in salaries and employee costs related to personnel growth.

The decrease in stock-based compensation between the three and nine months ended September 30, 2022, and the three and nine months ended September 30, 2021, is primarily due to the revaluation of restricted stock awards that are treated as a liability as discussed in Note 8, "Related Party Transactions", and Note 10, "Stock-Based Compensation" of Berkshire Grey’s Consolidated Financial Statements. Stock based compensation for restricted stock awards increased by $1.4 million and decreased by $35.6 million for the three and nine months ended September 30, 2022, respectively. The Company reported an expense of $1.1 million and an offset to expense of $8.8 million for the three and nine months ended September 30, 2022, respectively, and an offset to expense of $0.3 million and an expense of $26.8 million for the three and nine months ended September 30, 2021, respectively.

Net losses were $26.9 million for the three months ended September 30, 2022, compared to $40.5 million for the three months ended September 30, 2021. The decrease in net losses was primarily due to a decrease in stock-based compensation expense and a gain from the change in fair value of the warrant liabilities.

Net losses were $79.4 million for the nine months ended September 30, 2022, compared to $116.9 million for the nine months ended September 30, 2021. The decrease in net losses was primarily due to a decrease in stock-based compensation expense and a gain from the change in fair value of the warrant liabilities.

Results of Operations

The following is a description of significant components of our operations, including significant trends and uncertainties that we believe are important to an understanding of our business and results of operations.

Comparison of the three and nine months ended September 30, 2022 and 2021

Revenue

Berkshire Grey generates revenue through the sale, delivery, installation of customer contracts primarily in the United States. The following table presents revenue as well as the change from the prior period.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Change		2022	2021	Change
Revenue	$23,597	$18,794	$4,803	26%	$52,537	$27,262	$25,275	93%

Total revenue for the three months ended September 30, 2022 and 2021 was $23.6 million and $18.8 million, respectively, an increase of $4.8 million or 26%. The increase is related to additional customer deployment activities. Our revenue can fluctuate significantly from quarter to quarter depending on the number of projects in process.

Total revenue for the nine months ended September 30, 2022 and 2021 was $52.5 million and $27.3 million, respectively, an increase of $25.2 million or 93%. The increase is primarily due to additional customer deployment activities. Since 2019, our revenue has been dependent upon a small number of customers and we expect that we will continue to derive a majority of our revenue from a limited number of significant customers in future years. We can provide no assurance that our significant customers will expand their business relationship with us, will continue to do business with us, or that they will maintain their historical levels of business.

Cost of Revenue

The following table presents cost of revenue as well as the change from the prior period.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Change		2022	2021	Change
Cost of Revenue	$24,811	$21,543	$3,268	15%	$57,918	$31,481	$26,437	84%

Total cost of revenue for the three months ended September 30, 2022 and 2021, was $24.8 million and $21.5 million, respectively, an increase of $3.3 million or 15%. The increase in total cost of revenue was primarily due to increased revenue volume and increased overhead resulting from the growth in deployment operations.

Total cost of revenue for the nine months ended September 30, 2022 and 2021, was $57.9 million and $31.5 million, respectively, an increase of $26.4 million or 84%. The increase in total cost of revenue was primarily due to an increase in deployment activity and an increase in overhead resulting from the growth in deployment operations.

Gross (Loss) Profit and Gross Margin

The following table presents gross profit and margin as well as the change from the prior period.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Change		2022	2021	Change
Gross Loss	$(1,214)	$(2,749)	$1,535	(56)%	$(5,381)	$(4,219)	$(1,162)	28%
Gross Margin	(5)%	(15)%		10%	(10)%	(15)%		5%

Total gross losses during the three months ended September 30, 2022 and 2021, were $1.2 million and $2.7 million, respectively. Total gross margin was approximately (5)% for three months ended September 30, 2022, compared with (15)% for three months ended September 30, 2021, an improvement of 10% points. The decrease in gross loss of $1.5 million was primarily driven by lower product and per-site deployment costs.

Total gross losses during the nine months ended September 30, 2022 and 2021, were $5.4 million and $4.2 million, respectively. Total gross margin was approximately (10)% for nine months ended September 30, 2022, compared with (15)% for nine months ended September 30, 2021, an improvement of 5% points. The increase in gross loss was primarily driven by increased overhead resulting from the growth in deployment operations which was partially offset by lower product costs and per-site deployment costs. The margin improvement of 5% points was primarily driven by efficiencies in product deployment and lower product costs.

General and Administrative

The following table presents general and administrative expenses as well as the change from the prior period.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Change		2022	2021	Change
General and Administrative	$2,107	$19,286	$(17,179)	(89)%	$16,773	$28,138	$(11,365)	(40)%
% of Operating Expenses	8%	44%			20%	24%

General and administrative expenses during the three months ended September 30, 2022 and 2021, were $2.1 million and $19.3 million, respectively, a decrease of $17.2 million or 89%. The decrease in general and administrative expenses included a $16.4 million decrease in stock-based compensation due to a revised forecast for performance-based stock option metrics, a $0.5 million decrease in information technology and corporate services, and a $0.3 million decrease in overhead.

General and administrative expenses during the nine months ended September 30, 2022 and 2021, were $16.8 million and $28.1 million, respectively, a decrease of $11.3 million or 40%. The decrease in general and administrative expenses included a $14.0 million decrease in stock-based compensation and a $2.1 million decrease in overhead, partially offset by an increase of $3.9 million in information technology and corporate services and a $0.9 million increase in salaries and related employee expenses.

Sales and Marketing

The following table presents sales and marketing expenses as well as the change from the prior period.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Change		2022	2021	Change
Sales and Marketing	$7,053	$7,174	$(121)	(2)%	$11,107	$45,197	$(34,090)	(75)%
% of Operating Expenses	27%	16%			13%	38%

Sales and marketing expenses during the three months ended September 30, 2022 and 2021, were $7.1 million and $7.2 million, respectively, a decrease of approximately $0.1 million or 2%. The decrease in sales and marketing expenses was primarily driven by a $1.0 million decrease in salaries and related employee costs and a $0.4 million decrease in marketing services and materials, which was partially offset by a $1.3 million increase in stock-based compensation. Sales and Marketing Expenses for the 3 months ended September 30, 2022 and 2021 without the impact of the liability classified Restricted Stock Award would have been $6.0 million and $7.5 million, respectively.

Sales and marketing expenses during the nine months ended September 30, 2022 and 2021, were $11.1 million and $45.2 million, respectively, a decrease of approximately $34.1 million or 75%. The decrease in sales and marketing expenses was primarily driven by a $35.1 million decrease in stock-based compensation which was partially offset by a $0.5 million increase in employee expenses and related costs and a $0.5 million increase in marketing services and materials to expand our customer reach, branding programs, and implementing systems to support planned future growth. Sales and Marketing Expenses for the nine months ended September 30, 2022 and 2021 without the impact of the liability classified Restricted Stock Award would have been $20.0 million and $18.4 million, respectively.

Research and Development

The following table presents research and development expenses as well as the change from the prior period.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Change		2022	2021	Change
Research and Development	$17,413	$17,745	$(332)	(2)%	$56,683	$45,797	$10,886	24%
% of Operating Expenses	66%	40%			67%	38%

Research and development expenses during the three months ended September 30, 2022 and 2021, were $17.4 million and $17.7 million, respectively, a decrease of $0.3 million or 2%. The decrease in research and development expenses included a $3.1 million decrease in expenses related to research and development materials, which was partially offset by a $1.4 million increase in stock-based compensation, a $1.0 million increase in employee expenses and related costs, and a $0.4 million increase in overhead.

Research and development expenses during the nine months ended September 30, 2022 and 2021, were $56.7 million and $45.8 million, respectively, an increase of $10.9 million or 24%. The increase in research and development expenses included a $10.8 million increase in salaries and related employee costs, a $3.8 million increase in stock-based compensation, and a $2.6 million increase in overhead, which was partially offset by a $6.3 million decrease in research and development materials and services.

Other Income

The following table presents interest income as well as the change from the prior period.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Change		2022	2021	Change
Interest Income, Net	$23	$9	$14	156%	$36	$23	$13	57%

Interest income, net during the three months ended September 30, 2022 and 2021, was less than $0.1 million for both periods. Interest income, net during the nine months ended September 30, 2022 and 2021, was less than $0.1 million for both periods. The change in interest income for the three months ended September 30, 2022, is primarily attributed to an increase in the money market funds rate.

Income Taxes

During the three and nine months ended September 30, 2022 and 2021, Berkshire Grey recorded no income tax benefits due to the uncertainty of future taxable income as Berkshire Grey has incurred net losses since inception.

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

We define “Adjusted EBITDA” as EBITDA adjusted for stock-based compensation, provision for FedEx warrant, the change in fair value of warrant liabilities, and other expenses.

We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends because it eliminates the effect of financing, capital expenditures, and non-cash expenses (such as stock-based compensation, stock-based sales incentive charges, and changes of the warrant liabilities) and provides investors with a means to compare our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of these measures may not be comparable to other similarly titled measures computed by other companies because not all companies calculate these measures in the same fashion.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA during the years presented.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Net loss	$(26,882)	$(40,500)	$(79,432)	$(116,935)
Interest income, net	(23)	(9)	(36)	(23)
Income tax expense	13	28	59	40
Depreciation and amortization	887	755	2,469	1,972
EBITDA	(26,005)	(39,726)	(76,940)	(114,946)
Stock-based compensation	498	13,939	(980)	43,427
Change in fair value of warrant liabilities	(908)	(6,490)	(10,646)	(6,490)
FedEx warrant provision	351	—	351	—
Other (expense), net	12	17	110	57
Adjusted EBITDA	(26,052)	(32,260)	(88,105)	(77,952)

Backlog

Our order backlog as of September 30, 2022 and 2021, was valued at approximately $90.5 million and $84.7 million, respectively. Our order backlog is expected to be realized over the remainder of 2022 and into 2023. Although our backlog consists of firm purchase orders, the level of backlog at any particular time may not be necessarily indicative of future sales. Given the nature of our relationships with our customers, and the fact that to-date we have not entered into long-term purchase commitments with our customers, we may allow our customers to cancel or reschedule deliveries, and therefore, backlog may not be a meaningful indicator of future financial results.

Liquidity and Capital Resources

Sources of Liquidity and Capital

We have incurred a net loss in each of our annual periods since our inception. We incurred net losses of $26.9 million and $79.4 million during the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, we have an accumulated deficit of $384.5 million. As an early-stage company, we have historically obtained cash to fund our operations through preferred stock offerings. From inception through September 30, 2022, we have received cumulative gross proceeds from the sale of our preferred stock and warrants of $227.3 million to fund our operations.

We completed the Merger with RAAC on July 21, 2021, and received proceeds, net of transaction costs, of $192.1 million. On October 5, 2022, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC, which provides that we may sell to Lincoln Park up to $75.0 million of shares over a 36-month period, subject to certain conditions. See Note 17, “Subsequent Events”, in the Consolidated Financial Statements for more information. Subsequent to September 30, 2022, we sold approximately 2.5 million shares of Common Stock under the purchase agreement, for net proceeds of approximately $3.3 million. Our future capital requirements will depend on many factors including the growth of the business, continued research and development in our customer solutions, investment in sales and marketing efforts, and support for our operations. As of the date of this Quarterly Report on Form 10-Q, we believe that our existing capital resources will be sufficient to support our operating plan and cash commitments for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows during the years presented.

	For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Net cash used in operating activities	$(93,938)	$(81,372)
Net cash used in investing activities	(2,214)	(2,754)
Net cash provided by financing activities	3,213	193,463
Effect of exchange rate on cash	(142)	(59)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(93,081)	$109,278

Cash Flows for the nine months ended September 30, 2022 and 2020

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2022 and 2021, was $93.9 million and $81.4 million, respectively. The increase of $12.5 million in cash used for operating activities is the result of approximately $37.5 million decrease in net losses offset by $47.7 million in adjustments from non-cash operating activities and $2.4 million in changes from net operating assets and liabilities.

Changes in non-cash operating activity of $47.7 million primarily consisted of a $44.4 million decrease in stock-based compensation and a $4.2 million increase in gain on change in fair value of warrants. $35.6 million of the decrease in stock-based compensation is due to the revaluation of restricted stock awards that are treated as a liability as previously described.

Changes in net operating assets and liabilities totaling $2.4 million is primarily related to a $16.5 million decrease in cash from changes in accrued expenses, a $2.8 million decrease in cash from changes in accounts receivable, and a $0.8 million decrease in cash from changes in accounts payable, partially offset by a $7.9 million increase in cash from changes in prepaid expenses, $6.1 million increase in cash from changes in deferred fulfillment, and $3.9 million increase in cash from changes in contract liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 and 2021, was $2.2 million and $2.8 million, respectively, and primarily relates to the purchases of fixed assets.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2022 and 2021, was $3.2 million and $193.5 million, respectively. The decrease in cash provided by financing activities of approximately $190.3 million was due to the impact of the Merger, as described above.

Contractual Obligations

Our lease portfolio includes leased offices and facilities. Refer to Note 15, "Commitments and Contingencies" of our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our future minimum lease obligations. As of September 30, 2022, we did not have any long-term debt.

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

We regularly monitor the forecast of non-U.S. dollar expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency contracts, should be taken to minimize the impact of fluctuating exchange rates on our results of operations. We have not entered into any foreign currency contracts as of September 30, 2022.

Interest Rate Sensitivity

At September 30, 2022, we had unrestricted cash and cash equivalents of $77.6 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of September 30, 2022, all our cash equivalents were held in money market funds. Due to the short-term nature of these investments, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule

13a–15(e) and 15d-15(e)) as of September 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

4.1*	Warrant to Purchase Common Stock, issued July 29, 2022, by and between Berkshire Grey, Inc. and FCJI, Inc.

10.1*	Transaction Agreement, dated as of July 29, 2022, by and between Berkshire Grey, Inc. and FCJI, Inc.

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the SEC on August 2, 2022
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berkshire Grey, Inc.

Date: November 14, 2022	By:	/s/ Thomas Wagner
Thomas Wagner
Chief Executive Officer

Date: November 14, 2022	By:	/s/ Mark Fidler
Mark Fidler
Chief Financial Officer