Form 10-K
period 2022-12-31
Berkshire Grey, Inc.
filed 2023-03-29
CIK 1824734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $339.0 million.

The number of shares of Registrant’s Common Stock outstanding as of March 22, 2023 was 242,423,413.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2022 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III of this Form 10-K.

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

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, our business strategy, the realization of our order backlog, plans and prospects, existing and prospective products, research and development costs, timing and likelihood of success, the merger agreement and financing agreement with SoftBank Group Corp. ("Softbank"), and plans, market growth, trends, events and our objectives of management for future operations and results, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements. Important factors, among others, that may affect actual results or outcomes include:

•
the completion of the merger transaction and financing transaction with SoftBank;
•
the implementation of our business model and strategic plans for our business following the business combination pursuant to the terms of the Merger Agreement (the “Business Combination”);
•
our ability to continue as a going concern;
•
our plans to develop and commercialize our product candidates;
•
our ability to continue to develop new innovations to meet constantly evolving customer demands;
•
our expectations regarding the impact of the ongoing COVID-19 pandemic, inflation and rising interest rates on our business, industry and the economy;
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

SUMMARY OF RISK FACTORS

The risk factors detailed in Part I, Item 1A entitled “Risk Factors” in this Annual Report on Form 10-K are the risks that we believe are material to our investors, and a reader should carefully consider them. Those risks are not all of the risks that we face, and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the risk factors detailed in Part I, Item 1A of this Annual Report on Form 10-K:

•
Our recurring losses from operations and our operating liquidity requirements raise substantial doubt about our ability to continue as a going concern.
•
The Company’s failure to complete the merger transaction and the financing transaction with SoftBank and its affiliates will likely have a material adverse impact our business and the price of our Class A common stock.
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
•
We currently depend on a limited number of suppliers and third-party contract manufacturers for substantially all of our solution manufacturing. If these third-party manufacturers became unavailable or experience any delay, disruption or operational problems, our customer relationships, results of operations and financial condition may be adversely affected.
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
•
Global economic, political and social conditions and uncertainties in the markets that we serve and rely on for services and materials, including risks and uncertainties caused by the COVID-19 pandemic, may adversely impact our business.
•
We may incur substantial costs and challenges enforcing and defending, and may be unable to adequately protect, our intellectual property rights.
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
•
We employ third-party licensed and open-source software, and the inability to maintain these licenses, the failure to comply their terms or errors in the software could result in increased costs or reduced service levels.
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
•
As part of our growth strategy, we may acquire or make investments in other businesses, patents, technologies, products or services. Our failure to do so successfully could disrupt our business and have an adverse impact on our financial condition.
•
The competition for qualified personnel is particularly intense in our industry. If we are unable to retain or hire executives and other key personnel, we may not be able to sustain or grow our business.
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

•
Our Public Warrants and Private Placement Warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
•
Our operating results are subject to significant quarterly fluctuations due to the nature of our business, our limited number of customers and the uneven flow of our order volume.
•
If we are unable to accurately estimate contract risks, revenue or costs, the timing of new awards, or the pace of project execution, we may incur a loss or achieve lower than anticipated profit.
•
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
•
There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.
•
A significant portion of our outstanding common stock is owned or otherwise subject to acquisition by certain stockholders, each of which may have interests that differ from the Company’s other stockholders and which now or in the future may be able to influence the Company’s corporate decisions, including a change of control.
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

Our automation solutions are grounded in patented and proprietary technologies for robotic picking (each picking or unit handling), robotic sortation (sorting individual or small groups of items), movement and mobility (movement and storage of orders and goods), and system orchestration (which enables various intelligent subsystems to work together so that the right work is being done at the right time to meet our customer’s needs). We are a technology leader in robotics and AI automation with an intellectual property position buttressed by trade secrets supporting our technologies, and patents issued (198 U.S. and international) and pending (330 U.S. and international) in technologies including robotic picking, mobility, gripping, sensing and perception, general robot control, and differentiated supporting mechanisms. Our proprietary technologies enable us to offer holistic solutions that automate supply chain processes.

We are not a component technology company nor are we a conventional systems integrator. Instead, we create products from the technologies we pioneer and develop, and then incorporate the products (product modules) into solutions, which are designed by us to meet customer ROI requirements and other performance metrics such as throughput and accuracy rates. Our technology delivers solutions addressing entire processes. Our customers do not need to purchase disparate components and attempt to combine them to achieve a full solution. Rather, we configure our solutions to automate entire process steps, which enables our customers to focus on the core of their business and creates attractive returns for them. We configure, install, commission and service our solutions for our customers. We also offer other professional services including system maintenance, system operation, and cloud-based monitoring and analytics. Since our solutions are modular, our customers can incrementally add to or change solutions, and we can incorporate other complementary technologies with our product modules if desired. Customer projects can range from small to large installations in both brownfield and greenfield sites. We offer customers a range of purchase options including a robotics-as-a-service (“RaaS”) program that minimizes the up-front capital required when compared to conventional equipment purchase models.

We created these technologies, product modules, and solutions to support our customers at a time that supply chain operations are under increasing competitive pressures driven by changes in consumer expectations related to the growth of ecommerce. According to Statista Market Forecast, global ecommerce sales have grown significantly over the last decade, reaching approximately $3.6 trillion worldwide in 2022 and are expected to grow to approximately $6.6 trillion by 2027. Today’s consumers expect a wide variety of products to choose from, fast fulfillment, “free” shipping, limited or zero substitutes, and rapid delivery of goods. These consumer expectations put significant pressures on conventional supply chain operations, and it is these pressures that Berkshire Grey technologies help customers address.

Just as consumer expectations have changed, so too must the underlying supply chain technologies. Retailers, eCommerce companies, and logistics companies are being asked for increased performance at the same time that competitive pressures and labor availability issues are pronounced. The top three industry challenges, per a recent MHI study, are labor availability, increasing consumer demands, and increasing competitive intensity. With our AI-enabled technologies, product modules, and solutions, customers can better meet increasing consumer demands and maximize the functions of human workers and can do so competitively.

We believe that our addressable opportunity is large. Based on labor consuming approximately 65% of warehousing spend (F. Curtis Barry & Company) and total annual global warehouse spend of $350 billion (McKinsey), global annual spending on warehouse labor is approximately $230 billion, which represents manual labor associated with processes that can be automated with our technology. Further, according to Mordor Intelligence, $56 billion is spent annually on automated material handling equipment globally, representing additional market opportunity for our technology. These two factors together yield an addressable market for our technology, product modules, and solutions of approximately $280 billion annually.

To date, most of our deployments have been with large, Fortune 50 companies, where our technology and solutions in production have achieved ROI targets and other performance metrics including throughput, accuracy, equipment effectiveness, and others. Our significant customers include Walmart, Target, FedEx, and TJX. Since inception, our customers have ordered approximately $265 million of systems from us, and as of December 31, 2022 we had orders of approximately $101 million in backlog that we expect to deliver and install during 2023 and early 2024. For the years ended December 31, 2022, and 2021, Target Corporation, TJX, and FedEx, collectively comprised approximately 58% and 73% of our revenue, respectively.

Industry Background

According to Statista, there are approximately 25,500 warehouse facilities in North America, and it is these facilities that represent a critical link in the commerce supply chain. The flow of goods throughout a warehouse or logistics facility typically starts with receiving products in bulk and ends with items exiting the facility by shipping them either in different bulk bundles or as single units depending on the use case. When items arrive at the warehouse they are generally unpacked, counted, and stored. When an ecommerce or store order arrives, goods are picked to meet that order, which is typically in batches of several orders at a time. The batches of picked goods are then sorted into their respective orders, packed into boxes, and shipped to stores or individual consumers. The process is generally similar for ecommerce and retail replenishment purposes and there are similar processes in package sortation facilities used by logistics companies. Today, most facilities utilize human labor to perform these functions, which creates challenges for businesses when labor is scarce or when labor requirements fluctuate widely during peak seasons. The figure below illustrates the prototypical flow of goods within a warehouse

Over the last several years, there has been a significant evolution of the retail industry, driven by changing demographics and a shift from shopping in conventional brick-and-mortar stores to online to omnichannel commerce fulfillment. Fundamental changes in consumer buying behavior have substantially increased the complexities of supply chains, order fulfillment processes and logistics. Consumers are demanding greater product choice and availability, shorter delivery times, free delivery, and simpler return processes. Just as consumer behaviors have changed, the underlying supply chain operations and supporting technologies must change too. Ecommerce is a driving factor in these changes —even brick-and-mortar operations have had to adapt to online ordering of goods that are then picked up at the store.

Ecommerce is expected to continue to grow rapidly. The COVID-19 pandemic provided added energy to that growth and transition. Such growth requires businesses to innovate their supply chains. Large companies such as Amazon have accelerated this phenomenon. Amazon has grown into the largest ecommerce business in the United States and according to Statista, Amazon captured more than 37% of the ecommerce market in the United States in 2022. Amazon’s investment in automation has enabled this growth. By investing in automation, Amazon has been able to offer its customers a large selection of items with fast fulfillment at competitive cost levels. Disruption due to Amazon pertains not just to the consumer behaviors and expectations but to the underlying supply chain operations as well. Other retailers, ecommerce companies, grocers, and logistics companies that participate in the same markets must compete. At Berkshire Grey we offer these companies our technology, product modules, and solutions to support these needs.

Intelligent Enterprise Robotics (IER)

Berkshire Grey has the full portfolio of the capabilities that we believe are necessary to automate supply-chain and logistics enterprises today and enables a fully automated potential future. We call this set of capabilities Intelligent Enterprise Robotics, or IER, which we offer to our customers:

•
Intelligence Software — software platforms which provide AI-enabled capabilities for individual modules, such as picking and mobility, and also provide system-level intelligence and orchestration of such robots to achieve overall system-wide performance.
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
•
Holistic Sensing and Perception — systems must be capable of understanding the task world, in real time, and responding intelligently to items, situation, and context. This includes being able to understand thousands of SKUs and items of different types, understand boxes, bins, and totes, and even difficult to process items such as polybags, and to determine the state of the broader warehouse and supply chain around them.
•
Enterprise APIs — systems must be able to integrate and communicate with a variety of warehouse management systems (WMS, WES, WCS).
•
Wrapping & Incorporation of Third-Party and Other Legacy Systems — to enable enterprise transformation, systems and product modules must be designed to accommodate third-party systems, including robots, and legacy systems, e.g., existing AS/RS systems, where possible, and software must be able to interface with legacy systems as well.
•
Brownfield and Greenfield Installation — systems and products must be amenable to both brownfield and greenfield installation.

•
Modularity, Flexibility, and Scalability — systems and products must be incrementally scalable and changeable to meet ever changing needs of the customers by adding new modules and robots with little disruption
•
Dynamically Adjustable Performance — solutions must have the ability to change performance characteristics of individual modules or the overall system via software to accommodate changes as the enterprise grows and evolves.
•
Mobile Data Access for Customers — systems must support mobile monitoring data and analytics so that customers can see and understand operations in real time even if offsite and be able to access this information via mobile devices.

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

Technology

While robots are physical and do physical work, algorithms and software produce much of the differentiated performance. Our intelligent algorithms and software differentiate Berkshire Grey systems from conventional robotic automation systems and enable us to automate tasks within warehouse and fulfillment center operations that have until recently not been automatable. For example, in manufacturing settings, conventional robotic tasks may include a robot painting a car. Here, the robots are generally executing plans by rote – plans that are simply programmed in advance by a human engineer. The car shape is known, the position of the car is known, and where the paint needs to be applied is known. In these cases, the capabilities are not about the robot being intelligent but are instead about the robot being a device which repeats these predefined steps on a predefined shape by rote and does so with high precision. In contrast, our robotic systems must self-determine movements and operations in real-time as they operate since many of the product attributes being presented are not known in advance. In addition, items that our robots need to process are typically not perfectly and consistently modeled or known, e.g., a small change in a label will make an item look slightly different. Where items must be placed in an outgoing box, for instance, is also situationally dependent e.g., considering what other items were ordered and what is already in the box are questions the robot must determine on its own as it works.

To produce the returns that our systems generate for our customers, we employ a wide variety of proprietary AI techniques to enable the robots to scan a bin or tote, identify its contents, decide where and how to pick up an item, plan motions to pick it up, plan motions to the outgoing receptacle, determine where in the outgoing receptacle to place the item, and then deposit the item in the determined location. To do this, our systems employ multiple AI subsystems for several key tasks, including perception and sensor interpretation, motion planning for where and how to pick up an item, and for tracking the system’s execution, and other critical aspects of the system’s operation. Our AI technologies also employ machine learning to improve performance over time. However, it is important to note that our systems are designed to meet the customers’ performance requirements out of the box, and improvements achieved though machine learning benefit the customer over the long-term. We do not require months, years, or even minutes of teleoperation (also known as remote control of the robot by manual means) in advance to be effective.

Artificial intelligence is at the core of the solution
Systems of systems orchestration
Computer vision & scene understanding
Holistic sensing, haptics & inference
Motion planning
Machine learning
Grasp planning
AI
IT integration / API
Mobile user interface
Remote monitoring, management, and software maintenance

To create product modules and solutions that perform useful work in an intelligent fashion, our AI algorithms and software are combined with differentiated hardware (which include our robotic pick cells, SpectrumGrippers, Hyperscanners, vision systems, mobile robots, among others) to form product modules as referenced in the figure below. Differentiated hardware is important to enable the AI and results in high-performance execution of the physical task. Patented grippers equipped with sensing and compliance in key areas, for instance, inform the AI and unlock its ability to perform the task well. Patented sensors enable the systems to see and process certain items, e.g., polybags which are notoriously difficult to handle and process. Our differentiated hardware is protected in part by 198 patents issued and 330 patents pending. The AI algorithms and software are trade secrets. These AI algorithms and software are combined with the differentiated hardware, along with other off-the-shelf components to create product modules. These product modules are generally manufactured by contract manufacturers, to our standards, which enables us to scale quickly. Solutions for our customers are then generated by analyzing customer goods, their processes and infrastructure, available physical space, etc., to determine which product modules are needed.

Product Modules

Our defined IER product module portfolio includes several offerings which are combined to create solutions for our customers. To create product modules and solutions that perform useful work in an intelligent fashion, our AI algorithms and software are combined with differentiated hardware to form product modules. Our product modules include:

Benefits Of Our Solutions

We believe our technology, product modules, and solutions provide material benefits including:

•
Versatility — Our proprietary hardware and AI driven software enables our solutions to handle a broad range of SKUs, parcels and packaging of many types, shapes, colors, and patterns, including polybags, tubes, envelopes, mailers, odd-shaped boxes, containers, apparel, electronics, housewares, packaged food, childcare products, pet care items, health and beauty items, and other general merchandise. Our vision systems, AI and machine learning algorithms combined with haptics and gripping technology enable our solutions to handle wide ranges of products without the need for pre-programming or other manual processes to “teach” our robots. Further, our technology and product modules are industry agnostic — they can be applied broadly to businesses that fill orders or perform logistics.
•
Speed and Accuracy — The need to process items faster and more accurately has become increasingly more important for retailers and logistics businesses. Our solutions help in both regards. For example, some of our solutions automate work equal to that performed by many people — amplifying what human staff can process. As our solutions increase in size, the amount of support provided by the automation increases generally with the potential to automate the work of substantially more workers, reducing reliance on labor, which is particularly valuable when labor is scarce. Our proprietary hardware and AI driven software also delivers highly accurate performance in the range of over 99%.
•
Reliability — Our technology, product modules, and solutions are designed to be robust and to minimize downtime and require little human intervention when operating in production environments. Our solutions are designed to minimize single points of failure, and our system uptime often ranges over 99%.
•
Flexibility and Scalability — Our product modules and solutions are designed to be modular both technically and physically. This means they can fit easily into different layouts within our customers’ facilities. Software combined with this modularity also means our product modules are incrementally changeable, scalable, and adaptable. As customers’ needs increase, additional modules or robots can be added as appropriate.
•
Efficiency and Economic Benefits — Our solutions are used by Fortune 50 companies and other customers to improve their overall efficiency, reduce costs, increase processing accuracy and increase flexibility. Our customers have experienced improvements in operating efficiencies, labor costs, and throughput, resulting in meeting or exceeding ROI targets.

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

Our Growth Strategy

The key elements of our strategy for growth include the following:

Expand existing relationships with large strategic customers

To date, most of our deployments have been with large, Fortune 50 companies, where our technology and solutions in production have achieved targeted metrics including ROI. Our customers include Walmart, Target, FedEx, and TJX with solutions in operation or being installed. These customers have thousands of stores and hundreds of fulfillment and logistics centers in which our solutions can be implemented. Our goal is to continue our collaborative relationship with our large customers and to continue to help them add new levels of technology and automation throughout their network of operations.

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

Our deployments to date have been in the United States, Japan, and Canada. We expect to expand our installations with customers in other regions internationally, and we will continue to invest in our sales and marketing efforts globally.

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

Expand Robotics-as-a-Service (RaaS) and other recurring and re-occurring revenue streams

To date, our revenues are primarily generated from the sale of our solutions. Customers have the option to buy our solutions outright or under a subscription-based model, RaaS. We believe the RaaS model will be financially attractive to many customers and will contribute to our growth. Additionally, we offer certain post-installation services which can renewed annually. We believe there is growth potential for recurring and re-occurring revenue streams, and we intend to accelerate offering additional value-add services, aftermarket component replacement programs, and expanding our software capabilities and services to maximize revenue from our installed base.

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

Our Competitive Strengths

We believe that we offer a unique solution in the marketplace that automates the most difficult manual processes within warehouse operations. Our technology is the core of our competitive strength, providing us with the following competitive advantages:

Proven technology — our solutions are in use today by large customers

To date, most of our deployments have been with large, Fortune 50 companies, where our technology and solutions in production have achieved targeted ROI and other metrics including throughput, accuracy, equipment effectiveness, and others. Many of our customers have placed follow-on orders and are deploying our technology throughout their networks.

Asset-light business model

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

Creative pricing models

We offer the option for our customers to purchase our solutions outright or under a subscription-based RaaS pricing model. RaaS pricing models enable some customers easier access to our technology and to automate today and support their plans for tomorrow. RaaS makes it possible to address labor availability challenges, avoid costly new warehouse buildouts, and secure the operational and financial benefits of complete AI-enabled robotics and automation solutions without requiring significant upfront capital requirements.

Experienced management team and deep technological engineering capabilities

Our management team has operational experience bringing emerging technologies to market across the hardware and software sectors. Members of our management and engineering teams have significant experience at various companies and institutions focusing on robotics, artificial intelligence, and other automation technologies. Our ability to innovate and develop AI-enabled robotics and automation solutions is essential to our success. Of our approximately 280 employees as of December 31, 2022, approximately 75% have technical degrees and approximately 160 have advanced degrees.

Competition

Today, we primarily compete against conventional, manual systems supported by human labor despite fundamental issues impacting businesses including labor availability, increasing consumer expectations, and increasing competitive pressures. This is partly due to the current low penetration of automation technology and partly due to the familiarity with existing manual systems and processes. When it comes to conventional equipment providers in this space, some provide equipment to support these manual processes such as conveyor belts and static manual shelving units that we, at Berkshire Grey, do not manufacture or sell as a primary solution. Some traditional material handling companies also offer AS/RS solutions which store and move goods in support of manual processes. In addition to traditional equipment providers, there are also development stage companies endeavoring to produce new technology for some of our targeted verticals and segments where many are focusing on component technologies, e.g., novel grippers, or even a mobile robot that, for example, performs only the specific task of carrying a batch picked-bin. There are also mature companies that provide component technologies such as vision or camera systems. Component technologies, however, do not provide a whole solution. At Berkshire Grey, we both pioneer new AI-enabled technologies and approach the customers from an enterprise perspective with our IER portfolio of capabilities, where solutions can include our technologies for picking, sortation, movement and mobility, and whole system orchestration — and where our services include full analysis and design, installation, and even system operation at the customers’ option. In addition to the discussion above, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K for a discussion of material risks to us relating to our competitive position.

Customers

Our customers include some of the largest retailers and logistics companies in the world and include Walmart, Target, TJX and FedEx. We have also secured additional medium sized customers within our five market verticals: retail, ecommerce, grocery, package handling and 3PL. Since inception, our customers have ordered approximately $265 million of solutions from us, and as of December 31, 2022, we had orders of approximately $101 million in backlog that we expect to deliver and install during 2023 and early 2024.

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

Our research and development activities currently include programs in the following areas:

•
Expanding the capabilities of and making improvements to our technology — We intend to continually improve our technologies, differentiated hardware, and software platforms based on the learning from our installed base and areas that we identify can provide more benefit to our customers. We also intend to expand our efforts to continuously reduce system cost.
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

Sales and Marketing

Our go-to market strategy consists of expanding our relationships with our strategic customers, securing new customers through direct sales and establishing strategic partnerships. We have general managers leading each of our five market verticals who have teams in place to build our pipelines and expand our customer base. We also have dedicated resources for certain key customers due to their size and potential opportunity. We intend to continue to invest in our sales and marketing efforts to build our customer base and expand geographically.

We intend to pursue strategic partnerships with systems integrators, companies with complimentary technologies, software providers, distributors, and consulting firms to expand the channels in which our solutions are marketed. We believe working with these partners will allow us to accelerate our brand awareness within a variety of industries, provide complementary capabilities, and differentiation that will attract new customers, while helping us to expand our customer base.

Manufacturing and Suppliers

Our hardware product modules are manufactured via third-party contract manufacturers with international quality certifications. We develop and design product modules and processes and often build engineering prototypes. Our engineers and supply chain teams work collaboratively with our third-party contract manufacturers to develop processes to enable commercialization at scale. Our third-party contract manufacturers provide a variety of services including sourcing off-the-shelf components, manufacturing custom components, final assembly and integration, end of line testing and quality assurance per our specifications.

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

Our differentiated hardware is protected in part by 198 patents issued and 330 patents pending. The AI algorithms and software are trade secrets. Our patents and patent applications are directed to, among other things, intelligent robotics for the enterprise and span areas of focus including overall systems and processes, sensing and perception, gripping, and other mechanisms. In addition, we own more than 28 U.S. trademarks registrations and applications in the U.S. and foreign jurisdictions.

Employees and Human Capital Resources

Our employees are critical to our success. As of December 31, 2022, we had approximately 280 full-time employees based primarily in the greater Boston, Massachusetts area, as well as an office in Pittsburgh, Pennsylvania. We also engage consultants and contractors to supplement our permanent workforce on an as needed basis. A majority of our employees are engaged in engineering, research and development, and related functions. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are subject to a collective bargaining agreement or represented by a labor union.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. We aim to cultivate a high-performing, diverse and engaged workforce through our benefits offerings and internal corporate culture. The principal purposes of our incentive plans are to attract, retain and motivate selected employees and consultants through the granting of stock-based compensation awards and cash-based performance awards.

Government Regulations

Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur costs to monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, laws, regulations and permitting requirements of federal, state and local authorities, including related to environmental, health and safety, anti-corruption and export controls. In addition to the discussion below, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations, and see Management’s Discussion and Analysis of Financial Condition and Results of Operation, together with our consolidated financial statements, including the related notes included therein, for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings.

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

See “Risk Factors — Our existing and planned global operations subject us to a variety of risks and uncertainties that could adversely affect our business and operating results. Our business is subject to risks associated with selling our solutions in locations outside the United States” beginning on page 17 of this annual report on form 10-K for additional information about the environmental, health and safety laws and regulations that apply to our business.

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

Our website is also a key source of important information about us. We post to the Investor Relations section of our website important information about our business, our operating results and our financial condition and prospects. The website also has a Corporate Governance page that includes, among other things, copies of our charter, our bylaws, our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, our Insider Trading Policy and the charters for each standing committee of our Board of Directors: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Copies of our charter, our bylaws, our other corporate governance documents and our SEC reports are also available in print to stockholders upon request addressed to Investor Relations, Berkshire Grey, Inc., 140 South Road, Bedford, Massachusetts 01730 or by bgry@investorrelations.com.

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

Our recurring losses from operations and our operating liquidity requirements raise substantial doubt about our ability to continue as a going concern.

As discussed in Note 1 to our financial statements, our liquidity sources included cash and cash equivalents of $64.3 million as of December 31, 2022. Based on our current operating plan, we believe that our current cash and cash equivalents will need to be supplemented to allow us to meet our liquidity requirements through the end of the fourth quarter of 2023. To meet our future funding requirements, we are evaluating several alternatives to secure additional capital sufficient to fund our operating plan. If we are unable to raise additional capital as and when needed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition. As a result of these conditions, management has concluded that there is substantial doubt about our ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, has also expressed substantial doubt about the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If there remains substantial doubt about our ability to continue as a going concern as we seek to raise additional capital, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. In addition, if we cannot continue as a viable entity, our investors may lose some or all of their investment in our securities.

Our failure to complete the merger transaction with SoftBank as agreed, or the financing transaction with Softbank as agreed, or an alternative financing transaction, could have a material adverse effect on our business, results of operations, financial condition and the price of our Class A common stock.

On March 24, 2023, we entered into an agreement and plan of merger with SoftBank under which the Company will be acquired by SoftBank through a merger transaction and the holders of all of our outstanding capital stock will receive $1.40 per share in cash. The acquisition of the Company by SoftBank is contingent on certain closing conditions, including various regulatory filings and approvals. While the acquisition is pending, SoftBank, through an affiliate, has agreed to provide the Company with up to $60 million in exchange for convertible senior unsecured notes under a note purchase agreement. No assurance can be given that the merger transaction or the financing transaction will eventually be consummated, or that an alternative source of financing for the Company will be available.

Until the merger transaction and the financing transaction are consummated, our business is exposed to certain inherent risks due to the effect of the pending transactions, including:

•
potential adverse reactions or changes to business relationships resulting from the announcement;
•
the possibility of disruption to our business and operations, including diversion of management attention and resources;
•
the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result;
•
our inability to solicit other acquisition proposals and financing alternatives;

•
to the extent that the current market price of our Class A common stock reflects an assumption that the transactions with SoftBank will be completed, the price of our Class A common stock could decrease if a transaction is not completed.

We have incurred net losses in every year since our inception, we anticipate expenses will increase in the future and we may not be able to achieve or maintain profitability.

We have incurred net losses in each year since our incorporation in 2013, including net losses of $102.8 million for 2022 and $153.4 million for 2021. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular across our research and development efforts and sales and marketing programs, and such losses may fluctuate significantly in any given quarter. We expect to incur significant expenditures for the foreseeable future in connection with such investments, and we expect these expenditures to increase as we continue to expand our operations into new geographic areas.

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

A significant portion of our revenue is derived from a limited number of customers. For the years ended December 31, 2022, and 2021, Target Corporation, TJX, and FedEx, collectively comprised approximately 58% and 73% of our revenue, respectively. Historically, our revenue has been dependent upon a limited number of customers and we expect that we will continue to derive a majority of our revenue from a limited number of significant customers in future years. No assurance can be given that our significant customers will continue to do business with us or that they will maintain their historical levels of business. If our relationship with any significant customer were to cease, then our revenues would decline and negatively impact our results of operations. Any such decline could increase our accumulated deficit and result in a need to raise additional capital to fund our operations. If our expectations regarding future revenues are inaccurate, we may be unable to reduce costs in a timely manner to adjust for revenue shortfalls.

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

The facilities of our third-party contract manufacturers, our suppliers and our customers are vulnerable to disruption due to natural or other disasters, strikes, pandemics (including COVID-19 and any variants thereof), acts of war or terrorism and other events beyond our control.

A major earthquake, fire, tsunami, hurricane, cyclone or other disaster, such as a major flood, seasonal storms, nuclear event or terrorist attack affecting the facilities of our third-party manufacturers, our suppliers or our customers, or the areas in which they are located, could significantly disrupt our or their operations and delay or prevent product shipment or installation during the time required to repair, rebuild or replace such damaged facilities. Conflicts in certain regions around the world have increased in recent periods, raising the prospect of conflict spreading to areas that might impact our business. Delays caused by any of these events beyond our control could be lengthy and costly. Any delay in the production, shipment and installation of our solutions could impact the period in which we recognize the revenue related to that sale. Additionally, customers may delay purchases of our solutions until operations return to normal. Even if we are able to respond quickly to a disaster, the continued effects of the disaster could create uncertainty in our business operations. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, labor strikes, war or the outbreak of epidemic or pandemic diseases (including the persistence or any resurgence or further mutation of COVID-19) could have a material and negative effect on our operations and sales.

We are dependent on our suppliers and suppliers to our third-party contract manufacturers who fabricate our equipment to fulfill orders placed by us. Timely delivery of orders is needed to meet the requirements of our customers, and a shortage of materials or components, such as microprocessors, can disrupt the production of our equipment.

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

In 2022, we derived approximately 2% of our revenues from customers in Japan and Canada. Revenues derived outside the United States were approximately 10% of total revenue during 2021, and we plan to increase our international operations in the future. Accordingly, we expect to increasingly face significant operational risks and expenses from doing business internationally.

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
•
uncertainties related to geopolitical risks, including the relationship between the U.S. government and the governments of other nations;
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
•
rapid changes in government, economic and political policies and conditions; and
•
political or civil unrest or instability, war (including the ongoing conflict in Ukraine), terrorism or epidemics or pandemics (including any risks related to or resulting from COVID-19) and other similar outbreaks or events.

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

Any projections we may provide about our business or expected future results may differ significantly from actual results.

From time to time we have shared our views in press releases or SEC filings, on public conference calls and in other contexts about current business conditions and our expectations as to our future results of operations, including our previously announced projected revenues. Correctly identifying the key factors affecting business conditions and predicting future events is inherently an uncertain process. Given the complexity and volatility of our business, the impact of the ongoing COVID-19 pandemic on our business and that of our customers and partners, and the uncertainty of overall global economic conditions, it is likely that our prior forecasts for periods subsequent to 2022 will prove to be incorrect. We offer no assurance that such predictions or analysis will ultimately be accurate, and investors should treat any such predictions or analysis with appropriate caution. If any analysis or forecast that we make ultimately proves to be inaccurate, our stock price may be adversely affected.

Any financial projections we have provided, including projections related to our future revenues, reflect numerous qualitative estimates and assumptions including assumptions with respect to general business, economic, market, regulatory and financial conditions and various other factors, all of which are difficult to predict and many of which are beyond our control. The projections are not predictive of our actual future results and should not be construed as financial guidance for any future period.

We may face liability if our solutions are used by our customers to handle dangerous materials.

Customers might use our AI-enabled robotics and automation solutions to handle materials in a harmful way or in a manner that could otherwise be dangerous. While our AI-enabled robotics and automation solutions are safe when used properly and we endeavor to limit our liability for misuse and use of our solutions with hazardous materials, there can be no assurance that we will not be held liable if someone were injured or killed while using one of our solutions.

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

Global economic, political and social conditions and uncertainties in the markets that we serve and rely on for services and materials, including risks and uncertainties caused by the COVID-19 pandemic, may adversely impact our business.

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

We also face risks from financial difficulties or other uncertainties experienced by our suppliers, distributors, subcontractors or other third parties on which we rely resulting from geopolitical tensions and changing economic conditions, like recent increases in inflation. If third parties are unable to supply us with required materials or components or otherwise assist us in operating our business at all or at reasonable cost levels, our business could be harmed.

For example, the ongoing trade war between the United States and China may impact the cost of raw materials, finished products or components used in our solutions and our ability to sell our solutions in, or source materials from, China. Other changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment could also adversely affect our business. In addition, the United Kingdom’s formal exit from the European Union, or the potential for other countries to decide to leave the European Union, may have an effect on global economic conditions and the stability of global financial markets, which in turn could have a material adverse effect on our business, financial condition and results of operations. In extreme cases, we could experience interruptions in production due to the processing of customs formalities or reduced customer spending in the wake of weaker economic performance.

Our business is currently concentrated in the United States. Future exposure to local economies, regional downturns or severe weather or catastrophic occurrences or other disruptions or events may materially adversely affect our financial condition and results of operations.

For the year ended December 31, 2022, 2% of our revenue was derived from a customer outside of the United States. We currently expect to earn revenue from other international markets in 2023 and in future periods. Local and regional conditions in additional these markets may differ significantly from prevailing conditions in the United States or in other parts of the world. Our inability to effectively adapt to any shift, including failing to increase revenue from other markets, could adversely affect our business prospects and financial performance.

We may incur substantial costs and challenges enforcing and defending our intellectual property rights, which might not achieve the competitive advantages or protections we are seeking.

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

Despite our efforts to protect our proprietary rights, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies, inventions, processes or improvements. We cannot provide assurance that any of our existing or future patents or other intellectual property rights will not be challenged, invalidated or circumvented, or will otherwise provide us with meaningful of sufficient protection. The infringement of our patents and misappropriation of confidential or trade secret technologies may occur in facilities where we cannot monitor or know that violations or theft is occurring. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. We are seeking to protect certain of our intellectual property rights through filing applications for copyrights, trademarks, patents, and domain names in a number of jurisdictions, a process that is expensive and may not be successful in all jurisdictions. We are continuing to monitor and evaluate our intellectual property protection in various jurisdictions as we expand our business. Even in cases where we obtain patent protection, there is no assurance that the patents will effectively protect every significant feature of our solutions, technology, or proprietary information, or provide us with any competitive advantages. Moreover, our pending patent applications may not be granted, and we may not be able to obtain foreign patents or pending applications corresponding to our U.S. patents. The United States Patent and Trademark Office, or the USPTO, also requires compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market, which would have a material adverse effect on our business. Even where we have intellectual property rights, they may later be found to be unenforceable or have a limited scope of enforceability. In addition, we do not seek to pursue such protection in every jurisdiction. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Moreover, we have registered our trademarks and domain names that we currently use in certain countries, but we may not be able to register them in other territories in which we may operate now or in the future. Further, we may be unable to prevent competitors from acquiring trademarks or domain names that are similar to or diminish the value of our intellectual property.

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

We may not be successful in our efforts to obtain or maintain patent protection for certain inventions. If we do not have patents or if our patents and other efforts to protect our intellectual property are insufficient, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents and other intellectual property, by copying or reverse-engineering our applications or other technology offerings, or through other means. Any of the foregoing events would lead to increased competition and reduce our revenue or gross margin, which would adversely affect our operating results.

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

We, our suppliers and our customers utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks or other means, and deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data, including our designs, schematics and the source code for our products. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Like other companies, we have on occasion experienced, and will continue to experience, threats to our data and systems, including malicious codes and viruses, phishing, business email compromise attacks or other cyber-attacks. Any cyber-attack, data breach or destruction or loss of data could result in a violation of applicable U.S. and international privacy, data protection and other laws and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the United States and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk management program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches, may incur significant additional expense to implement further data protection measures and may lose sales. Any of these impacts resulting from security and technology incidents could materially and adversely affect our business and financial results.

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

As part of our growth strategy, we may acquire or make investments in other businesses, patents, technologies, products or services. Our failure to do so successfully could disrupt our business and have an adverse impact on our financial condition.

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

The competition for qualified personnel is particularly intense in our industry. In addition, we may make changes to our executive personnel as our needs evolve. If we are unable to retain or hire executives and other key personnel, we may not be able to sustain or grow our business.

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

Our operations may be materially adversely affected by the COVID-19 pandemic or other similar infectious disease outbreaks in the future.

The COVID-19 pandemic has resulted, and other infectious diseases could result, in a widespread health crisis that adversely affects the economies and financial markets worldwide, which may materially and adversely affect our business. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of new variants of COVID-19, the efficacy of new or existing vaccines and the actions to contain COVID-19, among others.

Our Public Warrants and Private Placement Warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

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

As a result, included on our consolidated balance sheets as of December 31, 2022, and December 31, 2021, contained elsewhere in this Annual Report on Form 10-K are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and ASC 820, Fair Value Measurement, provide for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Risks Relating to Ownership of Berkshire Grey’s Securities

Our Class A common stock has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our Class A common stock could incur substantial losses. Prices of our Class A common stock and warrants may decline regardless of our operating performance and you may lose some or all of your investment.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. The trading price of our Class A common stock is likely to be volatile and the stock market recently has experienced extreme volatility and may experience similar volatility moving forward. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares of Class A common stock or warrants at an attractive price due to a number of factors such as those listed in “—Risks Relating to Berkshire Grey’s Business and Industry” and the following:

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
•
adverse resolution of new or pending litigation against us; and
•
changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from increases in interest rates, decreases in liquidity, natural disasters, terrorist attacks, acts of war and responses to such events.

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

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our common stock and warrants are currently listed on the Nasdaq. On January 11, 2023, the Company received a written notice from the Listing Qualifications Department of Nasdaq that we were not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, because the closing bid price of our Class A common stock had been below $1.00 per share for 30 consecutive trading days. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

•
a limited availability of market quotations for our securities;
•
a determination that the common stock is a “penny stock” which will require brokers trading in its common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for the common stock;
•
a limited amount of analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

On February 10, 2023, we received written notice from the Listing Qualifications Department of Nasdaq that we had regained compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, because the closing bid price of our Class A common stock for the prior ten consecutive business days had been $1.00 per share or greater. Although this matter has been closed, there can be no assurance that we will remain in compliance with the continued listing standards of Nasdaq.

A significant portion of our outstanding Class A common stock is owned or otherwise subject to acquisition by certain stockholders, each of which may have interests that differ from the interests of the Company or other stockholders and which now or in the future may be able to influence the Company’s corporate decisions, including a change of control.

Our large stockholders, including SVF II, Khosla Ventures, New Enterprise Associates, and Canaan X, L.P., may be able to influence or control matters requiring approval by our stockholders, including the election of directors and mergers, acquisitions, or other extraordinary transactions. FedEx Corporation could become a large stockholder if the FedEx Warrant (defined in Note 16, "Common Stock and Warrants") were to fully vest through attainment of vesting conditions, and FedEx were to exercise the FedEx Warrant to purchase vested warrant shares and waive the applicable beneficial ownership limitation. Large stockholders may have interests that differ from other stockholders and may vote or otherwise act in ways with which the Company or other stockholders disagree or that may be adverse to your interests. A concentration of stock ownership may also have the effect of delaying, preventing or deterring a change of control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and could affect the market price of our common stock. Conversely, such a concentration of stock ownership may facilitate a change of control under terms other stockholders may not find favorable or at a time when other stockholders may prefer not to sell.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock and warrants are listed on Nasdaq under the symbols “BGRY” and “BGRYW”, respectively. On March 22, 2023, the closing price of our common stock was $1.16 per share and the closing price of our warrants was $0.12 per warrant.

Holders of our Common Stock

As of March 22, 2023, we had 31 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The Company and FedEx Affiliate entered into the Transaction Agreement in connection with a master professional services agreement that the Company and FedEx Corporation entered into on July 29, 2022, with respect to which FedEx Corporation engaged the Company to provide broader AI robotic automation capabilities. The Company also expects to enter into a master system purchase agreement with FedEx Corporation during 2023 that will be leveraged to streamline and expedite the procurement process for expanding the supply of the Company’s AI robotic automation to FedEx Corporation and its affiliates. The vesting of the Warrant Shares, described in more detail below, is subject to certain milestones, including signing these commercial agreements as well as other commercial transactions between FedEx Corporation (and its affiliates) and the Company.

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

Subject to vesting and certain conditions set forth in the Transaction Agreement, the FedEx Warrant is exercisable, in whole or in part, and for cash or on a net exercise basis, at any time before July 29, 2032, at an exercise price of $1.67 per share, which was determined based on the 30-day volume-weighted average price for the Common Stock as of July 29, 2022. Both the exercise price and the number of Warrant Shares subject to purchase pursuant to the FedEx Warrant are subject to customary anti-dilution adjustments.

The issuance of the FedEx Warrant and the Warrant Shares has not been registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Our IER capabilities are grounded in patented and proprietary technologies for robotic picking (each picking or unit handling), robotic movement and mobility (movement and storage of orders and goods), and system orchestration (which enables various intelligent subsystems to work together so that the right work is being done at the right time to meet our customer’s needs). We are a technology leader in robotics and AI automation with an intellectual property position buttressed by trade secrets supporting our technologies, and patents issued (198 U.S. and international) and pending (330 U.S. and international) in technologies including robotic picking, mobility, gripping, sensing and perception, general robot control, and differentiated supporting mechanisms. Our proprietary technologies enable us to offer holistic solutions that automate supply chain operations. Our solutions include moving goods to robots that then pick and pack ecommerce or retail orders, robotically moving and organizing inventory and orders within a warehouse or logistics facility, and robotically sorting packages and shipments.

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

For the years ended December 31, 2022, and 2021, Target, TJX, and FedEx, collectively comprised approximately 58% and 73% of our revenue, respectively.

While we have more than a dozen product module offerings incorporating AI and other advanced technologies, we continue to develop new technologies and product modules. The strength of our team enables this continuous development — of our approximately 280 employees as of December 31, 2022, approximately 75% have technical degrees and approximately 160 have advanced degrees.

Recent Developments

On March 24, 2023, the Company entered into an Agreement and Plan of Merger, with SoftBank Group Corp. (“SoftBank”), a Japanese kabushiki kaisha, pursuant to which a wholly-owned subsidiary of SoftBank (“Merger Sub”) will merge with and into the Company and the Company will become a wholly-owned subsidiary of SoftBank. Upon the merger closing (the “Effective Time”), each share of the Class A Common Stock, par value $0.0001 per share, of the Company (the “Class A Common Stock”), and each share of the Class C Common Stock, par value $0.0001, of the Company, which shall at the Effective Time, convert automatically into Class A Common Stock (the “Class C Common Stock” and, together with the Class A Common Stock, the “Company Common Stock”) (other than (i) shares held in the treasury of the Company or owned by Merger Sub, (ii) shares held by stockholders who have perfected their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law, (iii) shares already issued pursuant to the exercise of an option to purchase Company Common Stock to the extent that such option is not vested as of the Effective Time and (iv) restricted shares that have not vested as of the Effective Time) will be converted automatically into and shall thereafter represent only the right to receive $1.40 in cash, without interest, subject to applicable withholding taxes.

The merger is conditioned upon, among other things, the approval of the merger agreement by the affirmative vote of holders of at least a majority of all outstanding shares of Company Common Stock, voting together as a single class, at a meeting of the Company’s stockholders held for such purpose, the expiration of the applicable waiting period, certain other approvals, clearances or expirations of waiting periods under other antitrust laws and foreign investment screening laws, and other customary closing conditions. The closing of the merger is not subject to a financing condition.

SoftBank, through a wholly-owned subsidiary, has also agreed to provide financing to the Company while the merger transaction is pending through the purchase of up to $60 million in convertible senior unsecured notes, subject to the terms and conditions of a note purchase agreement

COVID-19

The full impact of the ongoing COVID-19 pandemic on our business, financial condition and results of operations remains unpredictable due to the evolving nature of the COVID-19 pandemic and the extent of its impact across industries and geographies and numerous other uncertainties. To date, the pandemic has not significantly impacted our financial condition and operations. The impact of the COVID-19 pandemic on our financial performance will depend on future developments, including the duration and spread of the outbreak and any new related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results may be materially adversely affected.

Critical Accounting Policies and Significant Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses. These estimates and judgments include, but are not limited to, revenue recognition including performance obligations, variable consideration, the impact of the FedEx Warrant, and other obligations such as warranty cost and incentives and accounting for stock-based compensation including performance-based assessments. We base these estimates and judgments on historical experience, market participant fair value considerations, projected future cash flows and various other factors that we believe are reasonable under the circumstances. Actual results may differ from our estimates. We believe that our accounting policies relating to revenue recognition and stock-based compensation are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 2, "Significant Accounting Policies" of our audited consolidated financial statements included in this Annual Report on Form 10-K.

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

We began generating revenue from the sale of systems in 2018. Due to the nature of the work required to be performed on many of the Company’s performance obligations, estimating the SSPs is complex, subject to many variables and requires significant judgment. We use a cost plus margin approach to determine the SSP for separate performance obligations. Expected margins may vary based on the complexity of the underlying equipment and technologies. Our determination of SSP may change in the future as standalone sales of solutions and services occur, providing observable prices.

Each customer contract is evaluated individually to determine the appropriate pattern of revenue recognition. The majority of our revenues is from the sale of systems which are delivered and installed by our deployment teams. Revenue recognition for these contracts begins upon delivery and continues throughout the installation and implementation period. Berkshire Grey typically uses total estimated cost as the input to measure progress it represents work performed and the transfer of control to the customer. Revenue from sale of services may be recognized over the life of the associated service contract or as services are performed, depending on the nature of the services being provided.
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

We estimate the fair value of each stock option using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (i) the expected volatility of our stock, (ii) the expected term of the award, (iii) the risk-free interest rate, (iv) expected dividends, and (v) the fair value of our common stock.

A complete discussion of stock-based compensation expense, including cost components and amounts, is more fully described in the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K.

FedEx Warrant

We account for the warrant issued to FCJI, Inc., as an equity instrument, based on the specific terms of the warrant agreement. We analyze the probability of vesting of each tranche of the warrant based on current discussions with the customer. When we determine that it is probable that a tranche of the warrant will vest and we recognize the related revenue, the grant date fair value of the associated tranche will be recognized in shareholders’ equity and the underlying expense will be amortized as a reduction of revenue in proportion to the amount of related revenue recognized. The grant date fair value was estimated using the Black-Scholes option pricing model.

Summary of Recent Financial Performance

Revenue was $65.9 million in 2022 compared to $50.9 million in 2021. Revenue in 2022 is net of $3.6 million of provisions relating to the common stock warrant granted to FedEx. The increase in revenue primarily relates to fulfillment of orders placed by existing customers.

Gross loss improved from an $8.2 million loss in 2021 to a $5.3 million loss in 2022, which was mainly driven by improved margins on projects deployed in 2022. Gross loss in 2022 was also impacted by the $3.6 million provision for the common stock warrant granted to FedEx.

Combined general and administrative, selling and marketing, and research and development expenses in 2022 decreased to $108.6 million, compared to $156.1 million in 2021. The net decrease in total operating expenses of $47.5 million was primarily driven by a decrease in stock-based compensation expense of $49.2 million and materials and professional services expense of $5.6 million, which was partially offset primarily by an increase in employee expenses of $6.9 million.

Net losses were $102.8 million in 2022 compared to $153.4 million in 2021. The decrease in net losses was due primarily to a decrease in stock-based compensation expense and increased deployment activity.

Results of Operations

The following is a description of significant components of our operations, including significant trends and uncertainties that we believe are important to an understanding of our business and results of operations.

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Revenue

In 2022 and 2021, we generated revenue through the sale, delivery and, installation of customer contracts in the United States, Canada and Japan. The following table presents revenue as well as the change from the prior period.

	For the Years Ended December 31,		Change in Revenue
(Dollars in thousands)	2022	2021	$	%
Revenue	$65,850	$50,852	$14,998	29%

Revenue was $65.9 million for the year ended December 31, 2022, compared with revenue of $50.9 million for the year ended December 31, 2021, an increase of $15.0 million. The increase in revenue primarily relates to fulfillment of orders placed by our existing customers. Revenue in 2022 is net of $3.6 million of provisions relating to the common stock warrant granted to FedEx. Our revenue is dependent upon our existing customers, and we expect that we will continue to derive a majority of our revenue from a limited number of significant customers in future years. No assurance can be given that our significant customers will expand their business relationship with us, will continue to do business with us, or that they will maintain their historical levels of business. If our relationship with any significant customer were to cease, then our revenues would decline and negatively impact our results of operations.

Revenue for the years ended December 31, 2022, and 2021, not including the impact of the FedEx warrants, was $69.5 million and $50.9 million, respectively, an increase of $18.6 million or 37%.

Cost of Revenue

The following table presents cost of revenue as well as the change from the prior period.

	For the Years Ended December 31,		Change in Cost of Revenue
(Dollars in thousands)	2022	2021	$	%
Cost of Revenue	$71,118	$59,099	$12,019	20%

Cost of revenue includes the cost of components and other materials that comprise the products we deploy, the cost of labor, and overhead. Total cost of revenue during the years ended December 31, 2022 and 2021 was $71.1 million and $59.1 million, respectively, an increase of $12.0 million or 20%. The increase in total cost of revenue was driven primarily by an increase in the number of fulfilled contracts.

Gross Profit and Gross Margin

The following table presents gross profit as well as the change from the prior period.

	For the Years Ended December 31,		Change in Gross Loss
(Dollars in thousands)	2022	2021	$	%
Gross Loss	$(5,268)	$(8,247)	$2,979	-36%

Total gross losses during the years ended December 31, 2022 and 2021 were $5.3 million and $8.2 million, respectively. The decrease in gross loss of $2.9 million was primarily driven by efficiencies in product deployment and lower product costs. Gross loss in 2022 was also impacted by the $3.6 million provision for the common stock warrant granted to FedEx.

The following table presents gross margin as well as the change from the prior period.

	For the Years Ended December 31,		Change in
	2022	2021	Gross Margin
Gross Margin	(8)%	(16)%	8%

Total gross margin was approximately (8)% for 2022 compared with total gross margin of (16)% for 2021, a decrease of 8% . Gross margins may fluctuate significantly based on actual volumes realized in any given reporting period. By scaling our revenues, we expect to be able to lower our solution costs through increased volumes with our contract manufacturers. Additionally, we believe that scaling our revenues allows us to leverage other overhead costs, contributing towards improving overall gross margins, which was the main driver of the improvement in the current year.

General and Administrative

The following table presents general and administrative expenses as well as the change from the prior period.

	For the Years Ended December 31,		Change in Expenses
(Dollars in thousands)	2022	2021	$	%
General and Administrative	$22,491	$40,313	$(17,822)	-44%
% of Operating Expenses	21%	26%

General and administrative expenses during the years ended December 31, 2022 and 2021 were $22.5 million and $40.3 million, respectively, a decrease of $17.8 million or 44%. The decrease in general and administrative expenses included a decrease in stock-based compensation of $18.1 million and a decrease in overhead of $2.6 million, which was partially offset by an increase of $2.3 million in business services (e.g., legal, recruiting, insurance, consulting), and a $0.6 million increase in employee related expenses.

Sales and Marketing

The following table presents sales and marketing expenses as well as the change from the prior period.

	For the Years Ended December 31,		Change in Expenses
(Dollars in thousands)	2022	2021	$	%
Sales and Marketing	$13,503	$51,960	$(38,457)	-74%
% of Operating Expenses	12%	33%

Sales and marketing expenses during the years ended December 31, 2022 and 2021 were $13.5 million and $52.0 million, respectively, a decrease of $38.5 million or 74%. The decrease in sales and marketing expenses included a $35.2 million decrease in stock-based compensation primarily related to the revaluation of the liability classified restricted stock award, a $3.4 million decrease in employee expense, which was partially offset by a $0.1 million increase in marketing services and materials to expand our customer reach, create and expand our branding programs, and implement systems to support planned future growth.

Research and Development

The following table presents research and development expenses as well as the change from the prior period.

	For the Years Ended December 31,		Change in Expenses
(Dollars in thousands)	2022	2021	$	%
Research and Development	$72,580	$63,819	$8,761	14%
% of Operating Expenses	67%	41%

Research and development expenses related to conceptual formulation and design of products and processes consist primarily of salaries and related costs for our engineers, contractors and consulting expenses, costs of components and products, and occupancy and other overhead costs. Research and development expenses during the years ended December 31, 2022 and 2021 were $72.6 million and $63.8 million, respectively, an increase of $8.8 million or 14%. The increase in research and development expenses included a $9.8 million increase in salaries and related employee costs related to personnel growth and expanded development programs, a $4.2 million increase in stock-based compensation, and a $2.8 million increase in occupancy costs, which was partially offset by a decrease of $8.0 million in research related materials and support services.

Interest Income

The following table presents interest income as well as the change from the prior period.

	For the Years Ended December 31,		Change in Interest Income
(Dollars in thousands)	2022	2021	$	%
Interest Income	$163	$32	$131	409%

Interest income during the years ended December 31, 2022 and 2021 was $0.2 million and less than $0.1 million, respectively, an increase of approximately $0.1 million. The increase in interest income is primarily attributed to an increase in the money market funds rate payable on the balance of our money market funds.

Other Income

The following table presents other income as well as the change from the prior period.

	For the Years Ended December 31,		Change in Other Expense
(Dollars in thousands)	2022	2021	$	%
Other (expense)	$(1,398)	$(76)	$(1,322)	1739%

Other expense during the years ended December 31, 2022 and 2021 was $1.4 million and $0.1 million, respectively, an increase of $1.3 million or 1739%. The increase is primarily due to a $1.2 million expense related to the value of the shares of our common stock that we issued to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of our common stock under the Purchase Agreement (defined in Note 9, "Convertible Preferred Stock and Stockholders’ Equity").

Income Taxes

During the years ended December 31, 2022 and 2021, we recorded no income tax benefits due to the uncertainty of future taxable income, given that we have incurred net losses since inception.

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

We define “Adjusted EBITDA” as EBITDA adjusted for stock-based compensation, provision for the FedEx warrant, the change in fair value of warrant liabilities, and other expenses.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA during the years presented.

	For the Years Ended December 31,
(Dollars in thousands)	2022	2021
Net loss	$(102,794)	$(153,380)
Interest income, net	(163)	(32)
Income tax expense	108	58
Depreciation and amortization	3,385	2,745
EBITDA	(99,464)	(150,609)
Stock-based compensation	1,434	49,843
Change in fair value of warrant liabilities	(12,391)	(11,061)
FedEx warrant provision	3,574	-
Other (expense)	1,398	76
Adjusted EBITDA	$(105,449)	$(111,751)

Backlog

Our order backlog as of December 31, 2022 and 2021, was valued at approximately $100.4 million and $105.0 million, respectively. Although our backlog consists of firm purchase orders, the level of backlog at any particular time may not be necessarily indicative of future sales. Given the nature of our relationships with our customers, and the fact that to-date we have not entered into long-term purchase commitments with our customers, we may allow our customers to cancel or reschedule deliveries, and therefore, backlog may not be a meaningful indicator of future financial results.

Liquidity, Capital Resources, and Going Concern

Sources of Liquidity, Capital, Capital Requirements, and Going Concern

We have incurred a net loss in each of our annual periods since our inception. We incurred net losses of $102.8 million and $153.4 million during the years ended December 31, 2022 and December 31, 2021, respectively. As an early-stage company, we have primarily obtained cash to fund our operations through preferred stock and common stock offerings. From inception through December 31, 2022, we have received cumulative gross proceeds from the sale of our preferred stock, common stock and warrants of $423.6 million to fund our operations. We completed the Business Combination on July 21, 2021 and received proceeds, net of transaction costs, of $192.1 million. On October 5, 2022 we entered into a purchase agreement with Lincoln Park Capital Fund which allows the Company to sell up to $75,000,000 of our common stock. As of December 31, 2022, the Company has received approximately $4.2 million from this agreement.

As of December 31, 2022, our liquidity sources included cash and cash equivalents of $64.3 million. Based on our current operating plan, we believe that our current cash and cash equivalents will need to be supplemented to allow us to meet our liquidity requirements through the end of the fourth quarter of 2023. To meet our future funding requirements, we are evaluating several alternatives to secure additional capital sufficient to fund our operating plan in addition to any potential use of our facility with Lincoln Park Capital.

If we are unable to raise additional capital as and when needed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition. As a result of these conditions, management has concluded that there is substantial doubt about our ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our lease portfolio includes leased offices and facilities. As of December 31, 2022, future minimum rental commitments for operating leases with non-cancellable terms in excess of one year were as follows:

Operating Leases
Years Ending December 31,	(in thousands)
2023	$1,462
2024	1,504
2025	1,473
2026	1,287
2027	1,326
Thereafter	4,465
Total future operating lease payments	$11,517
Less: imputed interest	(1,878)
Total operating lease liabilities	$9,639

Cash Flows

The following table summarizes our cash flows during the years presented.

	For the Years Ended December 31,
(Dollars in thousands)	2022	2021
Net cash used in operating activities	$(110,926)	$(114,058)
Net cash used in investing activities	(3,132)	(4,069)
Net cash provided by financing activities	7,734	195,191
Effect of exchange rate on cash	(51)	(91)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(106,375)	$76,973

Cash Flows for the Years ended December 31, 2022 and 2021

Operating Activities

Net cash used in operating activities during the year ended December 31, 2022 was $110.9 million, primarily consisting of $102.8 million of net losses, adjusted for non-cash items, which primarily consisted of a $12.4 million gain on change in fair value of warrants, $3.6 million related to the FedEx warrant provision, and $3.4 million in depreciation and amortization expense.

Net cash used in operating activities during the year ended December 31, 2021 was $114.1 million, primarily consisting of $153.4 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation of $49.8 million and a gain on change in fair value of warrants of $11.1 million.

Cash used from changes in net operating assets and liabilities increased by $3.2 million from 2021, which is composed of a $13.1 million increase in cash used for accrued expenses, $6.5 million increase cash used for accounts payable, and a $3.6 million increase in cash used for inventory, partially offset by a $7.9 million decrease in cash used for deferred fulfillment, a $6.0 million decrease in cash used for prepaid expenses, and a $4.8 million decrease in cash used for accounts receivable.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2022 and 2021 was $3.1 million and $4.1 million, respectively. The decrease of $1.0 million is attributed to a reduction of capital expenditures for development systems, leasehold improvements for lab and office space, and information technology infrastructure for research and development activities.

Financing Activities

Net cash provided by financing activities during the years ended December 31, 2022 and 2021, was $7.7 million and $195.2 million, respectively. The decrease in cash provided by financing activities was primarily due to proceeds received from issuance of common stock upon the Merger of $192.1 million in 2021.

Long-Term Indebtedness

As of December 31, 2022, we did not have any long-term debt.

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

We regularly monitor the forecast of non-U.S. dollar expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency contracts, should be taken to minimize the impact of fluctuating exchange rates on our results of operations. We have not entered into any foreign currency contracts as of December 31, 2022.

Interest Rate Sensitivity

At December 31, 2022, we had unrestricted cash and cash equivalents of $53.8 million held in money market funds. Due to the short-term nature of these investments, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of December 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022

Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of the Company that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision, and with the participation, of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

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
4.5

Warrant to Purchase Common Stock, issued July 29, 2022, by and between Berkshire Grey, Inc. and FCJI, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K (File No. 001-39768) filed with the SEC on August 2, 2022)

10.1

Amended and Restated Registration Rights Agreement, dated as of July 21, 2021, by and among the Company, RAAC Management LLC, Steven A. Museles, Phyllis R. Caldwell, Jason M. Fish, Andrew Wallace and certain former stockholders of Legacy Berkshire Grey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39768) filed on July 27, 2021).

10.2

Form of Subscription Agreement, entered into between RAAC and each of several investors in connection with the Business Combination (incorporated by reference to Exhibit 10.1 of RAAC’s Form 8-K (Reg. No. 001-39768), filed with the SEC on February 24, 2021).

10.3+

Employment Agreement, dated October 25, 2013, between Berkshire Grey and Thomas Wagner (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-254539), filed with the SEC on May 14, 2021).

10.4+

Employment Agreement, dated October 28, 2019, between Berkshire Grey and Steven Johnson (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-254539), filed with the SEC on May 14, 2021).

10.5^

Master Agreement for Automated Material Handling Solution, dated January 31, 2018, between Berkshire Grey and Target Corporation (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-254539), filed with the SEC on May 14, 2021).

10.6+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K (File No. 001-39768) filed on July 27, 2021).
10.7+	2021 Stock Option and Incentive Plan for Berkshire Grey, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K (File No. 001-39768) filed on July 27, 2021).
10.8

Transaction Agreement, dated as of July 29, 2022, by and between Berkshire Grey, Inc. and FCJI, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on From 8-K (File No. 001-39768) filed on August 2, 2022)

10.9

Purchase Agreement, dated as of October 5, 2022, by and between Berkshire Grey, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-3978) filed on October 5, 2022)

10.10

Registration Rights Agreement, dated October 5, 2022, by and between Berkshire Grey, Inc. and Lincoln Park Capital Fund, LLC (incporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-3978) filed on October 5, 2022)

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

BERKSHIRE GREY, INC.

Date: March 29, 2023	By:	/s/ Thomas Wagner
Thomas Wagner
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas Wagner	Chief Executive Officer and Director	March 29, 2023
Thomas Wagner	(principal executive officer)

/s/ Mark Fidler	Chief Financial Officer	March 29, 2023
Mark Fidler	(principal financial officer and principal accounting officer)

/s/ Peter Barris	Director	March 29, 2023
Peter Barris

/s/ John Delaney	Director	March 29, 2023
John Delaney

/s/ Fiona Dias	Director	March 29, 2023
Fiona Dias

/s/ Sven Strohband	Director	March 29, 2023
Sven Strohband

/s/ Serena Wolfe	Director	March 29, 2023
Serena Wolfe

INDEX TO FINANCIAL STATEMENTS

BERKSHIRE GREY, INC.

Audited Consolidated Financial Statements as of and for the Years Ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Berkshire Grey, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Berkshire Grey, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in mezzanine equity and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2022, the Company incurred a net loss of $102.8 million and net cash used in operations was $110.9 million. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in accounting principle

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases as of January 1, 2022, due to adoption of Financial Accounting Standards Board Accounting Standards Codification No. 842, Leases.

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

Boston, Massachusetts

March 29, 2023

BERKSHIRE GREY, INC.

Consolidated Balance Sheets

(in thousands, except share data and per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$64,322	$171,089
Accounts receivable	5,006	13,291
Inventories – net	8,090	2,641
Deferred fulfillment costs	3,971	7,689
Prepaid expenses	4,293	5,138
Contract assets	7,333	4,257
Other current assets	1,254	821
Total current assets	94,269	204,926
Property and equipment – net	10,810	10,874
Operating lease right-of-use assets	7,485	—
Restricted cash	1,254	862
Other non-current assets	23	22
Total assets	$113,841	$216,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,290	$6,766
Accrued expenses	10,698	15,659
Contract liabilities	15,923	19,216
Other current liabilities	1,039	146
Total current liabilities	32,950	41,787
Share-based compensation liability	1,089	15,435
Warrant liability	885	13,277
Operating lease liabilities, noncurrent	8,590	—
Other non-current liabilities	—	1,954
Total liabilities	43,514	72,453
Stockholders’ equity:
Common stock – Class A shares, $0.0001 par value; 385,000,000 shares authorized, 234,844,952 and 225,428,187 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively; Class C shares, par value $0.0001, 5,750,000 issued and outstanding as of December 31 2022 and December 30, 2021	25	24
Additional paid-in capital	478,219	449,307
Accumulated deficit	(407,878)	(305,084)
Accumulated other comprehensive (loss)	(39)	(16)
Total stockholders’ equity	70,327	144,231
Total liabilities and stockholders’ equity	$113,841	$216,684

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE GREY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021
Revenue (see Note 8 for related party transactions)	$65,850	$50,852
Cost of revenue (see Note 8 for related party transactions)	71,118	59,099
Gross loss	(5,268)	(8,247)
Operating expenses:
General and administrative expense	22,491	40,313
Sales and marketing expense	13,503	51,960
Research and development expense	72,580	63,819
Total operating expenses	108,574	156,092
Loss from operations	(113,842)	(164,339)
Other income (expense)
Interest income	163	32
Change in fair value of warrant liabilities	12,391	11,061
Other (expense)	(1,398)	(76)
Net loss before income taxes	(102,686)	(153,322)
Income tax	108	58
Net loss	$(102,794)	$(153,380)
Other comprehensive (loss):
Net foreign currency translation adjustments	(23)	(17)
Total comprehensive loss	$(102,817)	$(153,397)
Net loss per common share (Class A and C) – basic and diluted	$(0.44)	$(1.33)
Weighted average shares outstanding – basic and diluted	234,675,258	115,301,526

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE GREY, INC.

Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Mezzanine equity Series A and B		Common stock				Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	Class A Shares	Amount	Class C Shares	Amount	capital	deficit	income (loss)	equity (deficit)
Balance – December 31, 2020	28,207,674	$223,442	3,623,109	$3	—	$—	$17,578	$(151,704)	$1	$(134,122)
Retroactive application of recapitalization due to Merger (See note 3)	—	—	—	—	—	—	—	—	—	—
Mezzanine Equity	137,536,388	—	—	—	—	—	—	—	—	—
Common Stock	—	—	17,665,736	—	—	—	—	—	—	—
Balance at December 31, 2020, after effect of Merger	165,744,062	223,442	21,288,845	3	—	—	17,578	(151,704)	1	(134,122)
Issuance of common shares upon merger (see note 3)	—	—	15,312,113	2	5,750,000	—	2,752	—	—	2,754
Issuance of common stock via PIPE	—	—	16,500,000	1	—	—	164,999	—	—	165,000
Mezzanine equity conversion	(165,744,062)	(223,442)	165,744,062	16	—	—	223,426	—	—	223,442
Proceeds from exercise of stock options	—	—	6,583,167	2	—	—	3,103	—	—	3,105
Reclassification of restricted stock to equity	—	—	—	—	—	—	12,001	—	—	12,001
Stock-based compensation	—	—	—	—	—	—	25,448	—	—	25,448
Other comprehensive income	—	—	—	—	—	—	—	—	(17)	(17)
Net loss	—	—	—	—	—	—	—	(153,380)	—	(153,380)
Balance – December 31, 2021	—	—	225,428,187	24	5,750,000	—	449,307	(305,084)	(16)	144,231
Proceeds from exercise of stock options options	—	—	5,350,503	1	—	—	3,511	—	—	3,512
Reclassification of restricted stock to equity							3,457			3,457
Stock-based compensation	—	—	—	—	—	—	12,325	—	—	12,325
Other comprehensive income	—	—	—	—	—	—	—	—	(23)	(23)
FedEx warrant provision							4,133			4,133
Issuance of common stock (see Note 9)			4,066,262	—			5,486			5,486
Net loss	—	—	—	—	—	—	—	(102,794)	—	(102,794)
Balance – December 31, 2022	—	$—	234,844,952	$25	5,750,000	$—	$478,219	$(407,878)	$(39)	$70,327

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE GREY, INC.

Consolidated Statements of Cash Flow

(in thousands)

	Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(102,794)	$(153,380)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,385	2,745
Loss on disposal of fixed assets	29	18
Gain on change in fair value of warrants	(12,391)	(11,061)
Gain on foreign currency transactions	79	73
Stock-based compensation	1,434	49,843
FedEx warrant provision	3,574	—
Other expense related to equity purchase agreement	1,262	—
Change in operating assets and liabilities
Accounts receivable	8,285	3,461
Inventories	(5,449)	(1,883)
Deferred fulfillment costs	3,718	(4,228)
Contract assets	(3,076)	(4,257)
Prepaid expenses and other assets	1,082	(4,944)
Accounts payable	(1,560)	4,952
Accrued expenses	(5,208)	7,856
Contract liabilities	(3,293)	(3,115)
Other liabilities	(3)	(138)
Net cash used in operating activities	(110,926)	(114,058)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,132)	(4,069)
Net cash used in investing activities	(3,132)	(4,069)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	3,511	3,103
Proceeds from issuance of common stock pursuant to equity purchase agreement	4,223	—
Proceeds from issuance of common stock upon Merger, net of issuance costs paid	—	192,088
Net cash provided by financing activities	7,734	195,191
Effect of exchange rate on cash	(51)	(91)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(106,375)	76,973
Cash, cash equivalents, and restricted cash at beginning of period	171,951	94,978
Cash, cash equivalents, and restricted cash at end of period	65,576	171,951
NON-CASH INVESTING AND FINANCING ACTIVITIES
Assumption of merger warrants liability	—	24,338
Conversion of redeemable convertible preferred stock to common stock	—	(223,442)
Right of use asset	(7,485)	—
Lease liability	9,618	—
Settlement of promissory note through repurchase of shares	—	10,238
Purchase of property and equipment included in accounts payable and accrued expenses	331	165
RECONCILIATION OF CASH AND RESTRICTED CASH WITHIN THE CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE CONSOLIDATED STATEMENTS OF CASH FLOWS ABOVE
Cash (inclusive of money market funds and cash equivalents of $53,830 and $162,164 at December 31, 2022 and 2021, respectively)	64,322	171,089
Restricted cash	1,254	862
Total cash, cash equivalents, and restricted cash	$65,576	$171,951

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE GREY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS, BASIS OF PRESENTATION, and going concern

Nature of Business

Berkshire Grey, Inc. (“Berkshire Grey,” “we,” “us,” “our,” or the “Company”) is an Intelligent Enterprise Robotics (“IER”) company pioneering and delivering transformative AI-enabled robotic solutions that automate filling ecommerce orders for consumers and businesses, filling orders to resupply retail and grocery stores, and handling packages shipped to fill those orders. The Company was incorporated in 2013 and is based in Bedford, MA. The Company has approximately 280 employees. The Company's IER capabilities are grounded in patented and proprietary technologies for robotic picking (each picking or unit handling), robotic movement and mobility (movement and storage of orders and goods), and system orchestration (which enables various intelligent subsystems to work together so that the right work is being done at the right time to meet our customer’s needs).

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

Going Concern and Liquidity

The Company has incurred net losses and negative cash flows from operations since inception and relied upon financing activities to fund operations through the issuance of common and preferred stock. As of December 31, 2022, the Company had an accumulated deficit of $407.9 million and has generated net losses in each year.

As of December 31, 2022, the Company's liquidity sources included cash and cash equivalents of $64.3 million. Based on our current operating plan, we believe that our current cash and cash equivalents will need to be supplemented to allow us to meet our liquidity requirements through the end of the fourth quarter of 2023. To meet our future funding requirements, we are evaluating several alternatives to secure additional capital sufficient to fund our operating plan in addition to any potential use of our facility with Lincoln Park Capital.

If we are unable to raise additional capital as and when needed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition. As a result of these conditions, management has concluded that there is substantial doubt about our ability to continue as a going concern.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and judgments include, but are not limited to, revenue recognition (including performance obligations, provisions for contract losses, variable consideration, impact of the FedEx warrant, and other obligations such as product returns), realizability of deferred fulfillment costs, inventory, warranty cost, accounting for stock-based compensation (including performance-based assessments), and accounting for income taxes and related valuation allowances. Actual results may differ from estimates.

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents consist of money market funds. Restricted cash represents cash on deposit with a financial institution as collateral for the Company’s corporate credit cards and an irrevocable standby letter of credit as security for the Company’s obligations under the lease for its headquarters in Massachusetts. The Company has included restricted cash as a non-current asset for the years ended December 31, 2022 and 2021.

Revenue Recognition

See Note 7, "Revenue", for our revenue recognition policy.

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable and cash and cash equivalents.

At December 31, 2022 and 2021, four customers and two customers accounted for approximately 92% and 100% of the Company’s accounts receivable balance, respectively. For the year ended December 31, 2022, the Company generated approximately 88% of revenues from six significant customers. For the year ended December 31, 2021, the Company generated approximately 85% of revenues from four significant customers. The Company believes that credit risks associated with these contracts are not significant due to the customers’ financial strength.

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

FedEx Warrant

The FedEx Warrant (defined in Note 16, "Common Stock and Warrants") is accounted for as an equity instrument and measured in accordance with Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation. This

instrument is classified in the consolidated statements of operations in accordance with ASC 606, Revenue from Contracts with Customers. For awards granted to a customer, which are not in exchange for distinct goods or services, the fair value of the awards earned based on service or performance conditions is recorded as a reduction of the transaction price. To determine the fair value of the FedEx Warrant in accordance with ASC 718, the Company used the Black-Scholes option pricing model which is based in part on assumptions that require management to use judgment. Based on the fair value of the award, the Company determined the amount of non-cash stock-based sales incentive charges on the customer’s pro-rata achievement of vesting conditions, which is recorded as a reduction of revenue in the consolidated statements of operations. See Note 16 for additional information.

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

Accounts Receivable

The Company evaluates the collectability of outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company’s receivables amounted to approximately $5.0 million and $13.3 million as of December 31, 2022 and 2021, respectively. The Company believes that credit risks associated with these contracts are not significant. To date, the Company has not experienced any losses associated with accounts receivable and does not maintain an allowance for doubtful accounts.

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

Contract liabilities represent an obligation to transfer goods or services to a customer for which the Company received advanced consideration. Contract liabilities will be recognized as revenue when the contracted deliverables are provided to our customers. See Note 7, "Revenue" for additional information.

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

Property and Equipment

Property and equipment, including significant betterments to existing facilities, are recorded at cost, less accumulated depreciation. Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. The Company reviews property and equipment for impairment upon a triggering event. If a review indicates that an impairment occurred, the Company writes down the carrying value of the assets to their fair value. Fair value is determined based on comparable market values, when available, or discounted cash flows. The Company concluded there were no triggering events for the years ended December 31, 2022 and 2021.

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

Stock-Based Compensation Expense

The Company issues stock-based awards to employees and nonemployees, generally in the form of stock options and restricted stock units ("RSUs"). Stock-based awards are accounted for in accordance with ASC 718. ASC 718 requires all stock-based payments, including grants of employee stock options and modifications to existing stock options, to be recognized in the statements of operations and comprehensive loss based on their fair values. Compensation expense of those awards is recognized over the requisite service period. The Company recognizes forfeitures at the time forfeitures occur.

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

The fair value of stock-based awards were estimated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (i) the expected volatility of our stock, (ii) the expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. Due to the lack of a public market for the trading of our common stock prior to the Merger and a lack of company-specific historical and implied volatility, estimates of expected volatility are based on a weighted average of the historical volatility of a group of similar companies, the historical volatility of our common stock, and the implied volatility of our publicly traded warrants. Expected life of our stock options are estimated using the “simplified” method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option were based on the U.S. Treasury yield curve in effect during the period the options were granted.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2022 and 2021, the Company did not have any significant uncertain tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. See Note 12, "Income Taxes" for additional information.

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

Recently Adopted Accounting Standards

Effective January 1, 2022, the Company adopted ASU No. 2016-02, ("ASU 2016-02"). ASU 2016-02 and its related amendments (collectively referred to as ASC 842) amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for those leases classified as operating leases. To account for leases as a lessee, the Company adopted ASC 842 on January 1, 2022, using the modified retrospective method, whereby the new guidance is applied prospectively as of the date of adoption and prior periods are not to be restated. The Company elected the package of practical expedients which permits the Company to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. Additionally, the Company elected the following practical expedients: the Company has elected to not separate lease components from non-lease components in its lease contract; the Company will not apply the recognition requirements of ASC 842 to its leases with lease terms of 12 months or less but rather recognize the lease expense on a straight-line basis over the lease term. The adoption of the lease standard did not change the Company's previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. Adoption of the lease standard had a material impact on the Company's consolidated balance sheet (Note 15, "Commitments and Contingencies").

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. This accounting update removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company prospectively adopted the accounting update on January 1, 2022. The adoption did not have a material impact on the Company's consolidated financial statements.

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

3. Merger

On the Closing Date, Berkshire Grey, Inc. received gross proceeds of $220.0 million, which included $55.0 million in proceeds from issuance of common stock upon the Merger and $165.0 million in proceeds from the PIPE Investment (as defined below). The Company recorded $27.9 million of transaction costs, which consisted of legal, accounting, and other professional services directly related to the Merger. These costs were included in additional paid-in capital on the Company’s consolidated balance sheet. These deferred offering costs are offset against proceeds upon accounting for the consummation of the Merger. On the Closing Date each share of Legacy Berkshire Grey preferred stock, par value $0.001 per share, and each share of Legacy Berkshire Grey common stock, par value $0.001 per share, was converted into the right to receive 5.87585 shares of the Company's Class A common stock, par value $0.0001 per share.

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

4. INVENTORIES

Inventories consist of the following:

	Years Ended December 31,
	2022	2021
	(in thousands)
Work in progress	$—	$538
Finished goods	8,090	2,103
Inventory, net	$8,090	$2,641

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2022	2021
	(in thousands)
Leasehold improvements	$6,402	$6,512
Machinery and equipment	898	922
Furniture and fixtures	983	983
Research and development equipment	6,126	4,712
Computer hardware and software	1,983	1,708
Construction in progress	1,157	382
Subtotal	17,549	15,219
Less: Accumulated depreciation	6,739	4,345
Property and equipment, net	$10,810	$10,874

Depreciation expense for the years ended December 31, 2022 and 2021 was approximately $3.4 million and $2.7 million, respectively.

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2022	2021
	(in thousands)
Accrued compensation	$5,146	$8,562
Accrued sales taxes payable	192	372
Accrued professional services	813	1,742
Accrued materials	2,950	3,094
Accrued other	777	1,437
Accrued warranty	820	452
Accrued expenses	$10,698	$15,659

Accrued Compensation

Accrued compensation included estimated year-end employee bonuses and related employee costs of approximately $4.0 million and $5.4 million at December 31, 2022 and 2021, respectively.

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

Changes in our product warranty consist of the following:

	December 31,
	2022	2021
	(in thousands)
Beginning balance	$452	$41
Accrual (reversal) for warranty expense	(427)	(58)
Warranty costs incurred during period	795	469
Ending balance	$820	$452

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

Each customer contract is evaluated individually to determine the appropriate pattern of revenue recognition. Contracts that are recognized over time meet the criteria that the Company is creating or enhancing an asset that the customer controls. The system is delivered to the customer and control is transferred, after which point the Company performs installation and implementation services to fully integrate the system at the customer’s location. As such, revenue recognition generally begins upon delivery, continues throughout the installation and implementation period, and concludes upon customer acceptance. Revenue from customer contracts is generally expected to be recognized over a period of three to six months. There historically have been, and potentially will be in the future, customer contracts that contain obligations and timelines that result in revenue being recognized over extended periods, which may include periods greater than 12 months. For those performance obligations where revenue is recognized over time, the Company recognizes revenue as costs are incurred or as labor hours are incurred, depending on the type of contract (i.e., an input method). Installation and training services are evaluated together with the delivery of robotic fulfillment or material handling systems as a singular performance obligation. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated cost to complete. A provision for the remaining losses on contracts of $2.7 million and $8.5 million is included within contract liabilities as of December 31, 2022, and December 31, 2021, respectively.

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

Incremental costs of obtaining a contract with a customer and other costs to fulfill a contract are required to be capitalized unless the Company elects to expense contract costs with periods less than a year. The Company has elected to expense these costs of obtaining a contract as incurred when the related contract period is less than one year. The Company does not pay upfront sales commissions on contracts when the related contract period is greater than one year, thus has not capitalized any amounts as of December 31, 2022.

Non-cash stock-based sales incentive contra-revenue charges (“FedEx Warrant Charges”) associated with the FedEx Warrant are recognized as the customer makes qualified payments and vesting conditions become probable of being achieved, based on the grant date fair value of the FedEx Warrant. See note 16, "Common Stock and Warrants" for more information.

The following table disaggregates revenue by timing of transfer of goods or services:

	Years Ended December 31,
	2022	2021
	(in thousands)
Transferred over time	$60,910	$49,610
Transferred at a point in time	4,940	1,242
Total Revenue	$65,850	$50,852

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

Deferred Fulfillment Costs and Contract Balances

As of December 31, 2022 and 2021, the Company incurred $4.0 million and $7.7 million of net deferred fulfillment costs, respectively.

Changes in the contract liability balance during the year ended December 31, 2022, were due to the Company receiving additional advanced cash payments from customer contracts and the Company recognizing revenue as performance obligations were met. The following table summarizes changes in contract liabilities during the year ended December 31, 2022:

	Contract Liabilities
	2022	2021
	(in thousands)
Beginning contract liabilities	$19,216	$22,331
Additions to contract liabilities during the period	62,105	35,760
Change in provision for contract losses	(5,753)	8,465
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	(8,166)	(21,957)
Amounts added to contract liabilities during the period	(51,479)	(25,383)
Contract liabilities at year end	$15,923	$19,216

	Contract Assets

	2022	2021
	(in thousands)
Beginning contract assets	$4,257	$—
Additions to contract assets during the period	3,076	4,257
Contract assets at year end	$7,333	$4,257

8. RELATED PARTY TRANSACTIONS

In June 2019, the Company entered into two customer contracts with an affiliate of one of its primary investors. Related to these contracts, as of December 31, 2022, and December 31, 2021, the Company recorded no net deferred fulfilment costs and less than $0.1 million in net deferred fulfillment costs, respectively. For the year ended December 31, 2022, the Company recognized $0.7 million in revenue and less than $0.1 million in cost of revenue. For the year ended December 31, 2021, the Company recognized approximately $5.1 million in revenue and approximately $2.1 million in cost of revenue related to these customer contracts, respectively.

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

Equity Purchase Agreement

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

The aggregate number of shares that the Company can sell to Lincoln Park under the Purchase Agreement may in no case exceed 47,099,574 shares (subject to adjustment) of Common Stock (which is equal to approximately 19.99% of the shares of Common Stock and Class C common stock, par value $0.0001 per share, combined, outstanding prior to the execution of the Purchase Agreement) (the “Exchange Cap”), unless (i) shareholder approval is obtained to issue Purchase Shares above the Exchange Cap, in which case the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of Common Stock to Lincoln Park under the Purchase Agreement equals or exceeds the “minimum price”, determined in accordance with applicable Nasdaq Listing Rules, as adjusted as set forth in the Purchase Agreement, such that the Exchange Cap will not apply to issuances and sales of Common Stock under the Purchase Agreement. In all instances, the Company may not sell shares of its Common Stock to Lincoln Park and its affiliates under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of Common Stock.

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

There are no limitations on the use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on the Company’s ability to conduct or enter into an agreement to issue any Common Stock involving an equity line of credit or substantially similar transaction, excluding certain transactions including an at-the-market transaction exclusively with a registered broker-dealer), rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The Company may deliver purchase notices under the Purchase Agreement, subject to market conditions, and in light of its capital needs, from time to time and under the limitations contained in the Purchase Agreement. Any proceeds that the Company receives under the Purchase Agreement are expected to be used for general corporate purposes, which may include investments and strategic transactions.

As of December 31, 2022, the Company has sold approximately 3.4 million shares of Common Stock under the Purchase Agreement, for net proceeds of approximately $4.2 million.

10. STOCK-BASED COMPENSATION

In 2013, the Company adopted the Berkshire Grey, Inc. 2013 Stock Option and Stock Purchase Plan (the “2013 Plan”) under which the Company may grant incentive stock options, nonqualified stock options, restricted stock, unrestricted stock, restricted stock units, performance awards, or other awards that are convertible into or based on company stock. The maximum number of shares that may be issued under the Plan was 58,863,225 (as converted for the effect of the Merger) shares as of December 31, 2022 and December 31, 2021.

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

Stock-based compensation expense recognized for all stock-based awards is reported in the Company’s consolidated statements of operations and comprehensive loss as follows:

	Years Ended December 31,
	2022	2021
	(in thousands)
Cost of sales	$1,446	$557
General and administrative	1,143	19,353
Sales and marketing	(7,982)	27,278
Research and development	6,827	2,655
Total	$1,434	$49,843

Stock Options

The Company issued grants of 1,202,098 and 2,270,858 stock options during the years ended December 31, 2022 and 2021, respectively.

The following table summarizes stock option activity under the 2013 Plan and 2021 Plan since December 31, 2022:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2021	29,435,319	$1.40	7.5
Granted	1,202,098	2.79	—
Exercised	(4,033,298)	0.71	—
Cancelled	(3,371,520)	3.53	—
Forfeited	(519,037)	5.05	—
Outstanding at December 31, 2022	22,713,562	$1.20	6.6
Exercisable at December 31, 2022	15,485,784	$0.90	5.9
Vested or expected to vest at December 31, 2022	22,713,562	$1.20	6.6

In determining the estimated fair value of the stock option awards, the Company uses the Black-Scholes option pricing model. The fair value of share option awards was estimated with the following assumptions:

	As of December 31,
	2022	2021
Expected volatility	32% - 56%	32% - 34%
Expected term (in years)	6.1 - 6.1	6.1 - 6.1
Risk-free interest rate	1.5% - 3.6%	.99% - 1.2%
Expected dividend rate	0%	0%

As of December 31, 2022, 2,938,257 of the options outstanding are subject to performance-based vesting criteria described below.

The total intrinsic value of options exercised in the year December 31, 2022, was approximately $7.7 million.

The Company recognized approximately $2.2 million and $22.0 million in stock-based compensation expense related to stock options during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was approximately $6.6 million of total unrecognized compensation cost related to non-vested stock options. The total unrecognized compensation cost will be adjusted for future forfeitures as they occur. As of December 31, 2022, the Company expects to recognize its remaining stock-based compensation expense over a weighted-average period of 2.8 years.

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

The underlying shares of Restricted Stock are not considered outstanding until the vesting conditions have been achieved. As of December 31, 2022, 3,939,423 shares of Restricted Stock have vested, and none were forfeited.

The Company recognized a reduction of stock-based compensation expense of $10.9 million and an expense of $24.4 million related to the Restricted Stock during the years ended December 31, 2022 and 2021, respectively. The expense is presented in the Company’s consolidated statements of operations and comprehensive loss as sales and marketing expense and general and administrative expense, respectively. As of December 31, 2022, there was approximately $1.0 million of total unrecognized compensation cost related to the Restricted Stock.

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

The following table summarizes the RSU activity under the equity incentive plan:

	RSUs
	RSU Activity	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2021	4,924,243	$6.30
Granted	12,692,419	2.80
Vested	(1,302,603)	6.67
Forfeited	(2,373,371)	4.94
Outstanding at December 31, 2022	13,940,688	$3.31
Expected to vest at December 31, 2022	13,940,688	$3.31

The Company recognized approximately $10.1 million and $3.5 million in stock-based compensation expense related to RSUs during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was approximately $41.7 million of total unrecognized compensation cost related to non-vested RSUs. As of December 31, 2022, the Company expects to recognize its remaining stock-based compensation expense over a weighted-average period of 3.3 years.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following table summarizes information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money Market funds in Cash and Cash Equivalents	$53,830	$—	$—	$53,830
Total Assets	$53,830	$—	$—	$53,830
Liabilities:
Public Warrants	$575	$—	$—	$575
Private Placement Warrants	$—	$310	$—	$310
Total Liabilities	$575	$310	$—	$885

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money Market funds in Cash and Cash Equivalents	$162,164	$—	$—	$162,164
Total Assets	$162,164	$—	$—	$162,164
Liabilities:
Public Warrants	$8,626	$—	$—	$8,626
Private Placement Warrants	$—	$4,651	$—	$4,651
Total Liabilities	$8,626	$4,651	$—	$13,277

Money market funds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 1 measurement within the fair value hierarchy.

As of December 31, 2022, the Company has Private Placement Warrants and Public Warrants ("Warrants") defined and discussed in Note 16, "Common Stock and Warrants". The Warrants are measured at fair value on a recurring basis. The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded. Because the transfer of Private Placement Warrants to anyone outside of the initial purchasers would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions. Accordingly, the Private Placement Warrants are classified as Level 2 financial instruments. The Public and Private Warrants were valued as of December 31, 2022 using the listed trading price of $0.06 per Public Warrant.

During the years ended December 31, 2022, and December 31,2021, there were no transfers between Level 1, Level 2, and Level 3.

The change in fair value of warrant liabilities is as follows:

Warrant Liabilities
(in thousands)
Balance at December 31, 2021	$13,277
Private placement warrants and public warrants	—
Exercised warrants	—
Change in fair value	(12,392)
Balance at December 31, 2022	$885

12. INCOME TAXES

During the years ended December 31, 2022 and 2021, the Company recorded no income tax benefits due to the losses incurred and the uncertainty of future taxable income. For financial reporting purposes, net loss before income taxes, includes the following components:

	Years Ended December 31,
	2022	2021
	(in thousands)
Domestic	$(102,835)	$(153,426)
Foreign	149	104
Total	$(102,686)	$(153,322)

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2022	2021
Federal statutory rate%	21.0%	21.0%
State rate, net of federal benefit%	2.1%	7.5%
Change in valuation allowance%	(28.6)%	(28.0)%
Tax credits generated%	3.0%	3.3%
Stock-based compensation%	1.0%	(2.6)%
Warrant revaluation%	2.5%	1.5%
Permanent differences%	(0.8)%	(2.5)%
Other Items	(0.1)%	(0.3)%
Effective tax rate%	0.1%	-0.1%

Deferred tax assets and liabilities consist of the following:

	Years Ended December 31,
	2022	2021
	(in thousands)
Federal and state net operating carryforwards	$86,745	$70,569
Research and development and other credits	17,903	13,046
Stock-based compensation	1,674	1,742
Capitalized R&D	10,487	—
Lease Liabilities	2,245	—
Other	1,707	4,359
Gross deferred tax assets	120,761	89,716
Valuation allowance	(118,971)	(89,633)
Right of use asset	(1,743)	—
Net deferred tax assets	$47	$83

Realization of deferred tax assets is dependent upon the generation of future taxable income. As required by ASC 740, the Company evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets as of December 31, 2022 and 2021. As the Company has incurred tax losses from inception, the Company determined that it was more likely than not that the Company would not realize the benefits of federal and state net deferred tax assets. Accordingly, a full valuation allowance was established against the net deferred tax assets as of December 31, 2022 and 2021.

As of December 31, 2022 and 2021, the Company had federal net operating loss carryforwards of $331.9 million and $256.6 million, respectively, which may be available to reduce future taxable income. The carryforwards generated in 2017 and prior expire at various dates through 2037. The $315.0 million in carryforwards generated from 2018 onwards do not expire. As of December 31, 2022 and 2021, the Company had state net operating loss carryforwards of $256.7 million and $263.2 million, respectively, which may be available to reduce future taxable income. These carryforwards expire at various dates through 2042. In addition, the Company had federal and state research and development tax credit carryforwards of $11.7 million available to reduce future tax liabilities, which will expire at various dates through 2042.

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

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid for the years ended December 31, 2022 or 2021. The diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents during the period. The Company’s stock options are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Net loss attributable to common stockholders is equivalent to net loss for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	For the Twelve Months Ended December 31,
	2022		2021
	Class A	Class C	Class A	Class C
Numerator:
Net loss attributable to common stockholders (in thousands)	$(100,298)	$(2,519)	$(149,960)	$(3,437)
Denominator:
Weighted-average shares used in computing net loss per attributable to common stockholders, basic and diluted	228,925,258	5,750,000	112,717,964	2,583,562
Net loss per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.44)	$(0.44)	$(1.33)	$(1.33)

For the year ended December 31, 2022, warrants, options, restricted stock units, and restricted stock awards, representing approximately 40.0 million, 22.7 million, 13.9 million, and 3.1 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.

For the year ended December 31, 2021, options, warrants, restricted stock units, and restricted stock awards, representing approximately 29.4 million, 14.8 million, 4.9 million, and 3.9 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for both periods.

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

Product sales by country are as follows:

	Years Ended December 31,
	2022	2021
	(in thousands)
North America	$65,170	$45,781
Japan	680	5,071
Total Revenue	$65,850	$50,852

15. COMMITMENTS AND CONTINGENCIES

Commercial real estate leases

The Company’s portfolio of commercial real estate leases consists of office space for its corporate headquarters in Bedford, Massachusetts and office and research space in Sharpsburg, Pennsylvania, both of which are accounted for as operating leases. Our corporate headquarters consists of an approximately 70,000 square foot facility. The lease expires in 2031 and we have the option to extend for two additional five-year periods. Our lease in Sharpsburg, Pennsylvania is for an approximately 20,500 square foot facility. The remaining contractual periods for our corporate headquarters and the Sharpsburg facility are 8.2 years and 2.8 years, respectively, and include escalating payments.

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

The current and long term balances of lease liabilities at December 31, 2022, were $1.0 million and $8.6 million, respectively, and were classified within other liabilities, and operating lease liabilities, respectively. Operating lease expense was $1.3 million for the year ended December 31, 2022. Rent expense recognized under legacy GAAP for the Company’s operating leases was $1.1 million for the year ended December 31, 2021.

As of December 31, 2022, future minimum rental commitments for operating leases with non-cancellable terms in excess of one year were as follows:

Operating Leases
Years Ending December 31,	(in thousands)
2023	$1,462
2024	1,504
2025	1,473
2026	1,287
2027	1,326
Thereafter	4,465
Total future operating lease payments	$11,517
Less: imputed interest	(1,878)
Total operating lease liabilities	$9,639

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

The Private Placement Warrants and Public Warrants for shares of Class A common stock meet liability classification requirements since the warrants may be required to be settled in cash under a tender offer. Therefore, these warrants are classified as liabilities on the consolidated balance sheet. As of December 31, 2022, no warrants have been exercised.

As of December 31, 2022, the following Warrants were outstanding:

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

The Company and FedEx Affiliate entered into the Transaction Agreement in connection with a master professional services agreement that the Company and FedEx Corporation entered into on July 29, 2022, with respect to which FedEx Corporation engaged the Company to provide broader AI robotic automation capabilities. The Company also expects to enter into a master system purchase agreement with FedEx Corporation during 2023 that will be leveraged to streamline and expedite the procurement process for expanding the supply of the Company’s AI robotic automation to FedEx Corporation and its affiliates. The vesting of the Warrant Shares, described in more detail below, is subject to certain milestones, including signing these commercial agreements as well as other commercial transactions between FedEx Corporation (and its affiliates) and the Company.

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

FedEx Warrant Charges, which are non-cash stock-based sales incentive contra-revenue charges, associated with the FedEx Warrant are recognized as the customer makes qualified payments and vesting conditions become probable of being achieved, based on the grant date fair value of the FedEx Warrant. The fair values of the FedEx Warrant were determined as of the grant date in accordance with ASC 718, Compensation – Stock Compensation, using the Black-Scholes option pricing model and the following assumptions:

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

The following table summarizes the FedEx Warrant activity for the twelve months ended December 31, 2022:

Warrant Shares
Outstanding at December 31, 2021	—
Granted	25,250,616
Vested	(1,262,531)
Outstanding and unvested December 31, 2022	23,988,085

During the year ended December 31, 2022, FedEx Warrant Charges in the consolidated statements of operations were $3.6 million. Non-cash FedEx Warrant Charges during the year ended December 31, 2022, were $4.1 million, of which $0.6 million is classified in “Other current assets”, in the accompanying consolidated balance sheets related to the immediate vesting portion of the Warrant Shares upon entry into a master professional services agreement which will be recognized as the work is performed.

17. SUBSEQUENT EVENTS

Agreement and Plan of Merger

On March 24, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with SoftBank , Backgammon Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of SoftBank.

At the Effective Time, each share of Company Common Stock (other than (i) shares held in the treasury of the Company or owned by Merger Sub, (ii) shares held by stockholders who have perfected their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law, (iii) shares already issued pursuant to the exercise of an option to purchase Company Common Stock to the extent that such option is not vested as of the Effective Time and (iv) restricted shares that have not vested as of the Effective Time) will be converted automatically into and shall thereafter represent only the right to receive $1.40 in cash, without interest, subject to applicable withholding taxes.

The Merger is conditioned upon, among other things, the approval of the Merger Agreement by the affirmative vote of holders of at least a majority of all outstanding shares of Company Common Stock, voting together as a single class, at a meeting of the Company’s stockholders held for such purpose, the expiration of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, certain other approvals, clearances or expirations of waiting periods under other antitrust laws and foreign investment screening laws, and other customary closing conditions. The Closing is not subject to a financing condition.

Voting and Support Agreement

In connection with the execution of the Merger Agreement, the Company and SoftBank entered into voting and support agreements (the “Voting Agreement”) with three of the Company’s largest stockholders (certain entities related to Vinod Khosla (Khosla Ventures Seed B LP, Khosla Ventures Seed B (CF), LP, Khosla Ventures V, LP), New Enterprise Associates 15, L.P., and Canaan X, L.P.) (the “Supporting Stockholders”) under which such stockholders agreed, among other things, to vote, or cause to be voted, all of the shares of Company Common Stock beneficially owned by such stockholders in favor of (i) the approval of the Merger and certain other related matters and (ii) the adoption of an amendment to the certificate of incorporation of the Company to increase the number of authorized shares of Class A Common Stock to 700,000,000 (the “Charter Amendment Approval”).

Convertible Note Purchase Agreement

Additionally, in connection with the execution of the Merger Agreement, the Company has entered into a convertible note purchase agreement (the “Note Purchase Agreement”) with Backgammon Investment Corp, a Delaware corporation and wholly owned subsidiary of SoftBank (“BIC”) under which the Company may issue to BIC up to $60 million of convertible senior unsecured notes (the “Notes”) in exchange for up to $60 million of cash, prior to the Closing and subject to certain conditions. The Note Purchase Agreement permits the Company to draw up to $12 million in any 30-day period, if the

Company’s cash balance is below $30 million. The Notes will mature on the earlier of (i) six months following the termination of the Merger Agreement and (ii) June 30, 2024, unless earlier repurchased or converted. The conversion rate for the Notes will initially be 714.2857 shares of Class A Common Stock for each $1,000 principal amount of Notes (the “Conversion Rate”), which is equivalent to an initial conversion price of approximately $1.40 per share of Class A Common Stock. The Conversion Rate is subject to adjustment under certain circumstances in accordance with the terms of the Note Purchase Agreement. The Notes will bear interest at a rate of 20.00% per year compounded semi-annually and will be payable in-kind semi-annually by increasing the principal amount of the Notes. In the event of payment defaults on interest or principal when due, the interest rate will be increased to 25.00%.