Form 10-K/A
period 2022-12-31
Berkshire Grey, Inc.
filed 2023-05-01
CIK 1824734

UNITED STATE
S
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

FORM
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.
Commission File Number
001-39768

Berkshire Grey, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	85-2994421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 South Road Bedford , MA	01730
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (
833
)
848-9900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $.0001 per share	BGRY	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	BGRYW	The Nasdaq Stock Market LLC
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
common equity held by
non-affiliates
of the Registrant, based on the closing price of the shares of common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $
339.0
 million.
The number of shares of Registrant’s Common Stock outstanding as of March 22, 2023 was
242,423,413
.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name	Auditor Location	PCAOB ID No.
Grant Thornton LLP	Boston, Massachusetts	248

EXPLANATORY NOTE
Berkshire Grey, Inc., referred to in this report as “Berkshire Grey,” the “Company,” “we,” “us,” and “our,” is filing this Amendment No. 1 on Form
10-K/A
(the “Amendment”) to its Annual Report on Form
10-K
for the year ended December 31, 2022, originally filed on March 29, 2023 (the “Original Report”), for the sole purpose of including the information required by Part III of Form
10-K.
This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form
10-K,
which permits the information in the below referenced items to be incorporated in the Form
10-K
by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to provide information required in Part III of Form
10-K
for the fiscal year ended December 31, 2022 because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Report.
In accordance with Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Report are hereby amended and restated in their entirety, and Part IV, Items 15 and 16 of the Original Report are hereby amended and restated only with respect to the addition to Item 15 of the new certifications by our principal executive officer and principal financial officer filed herewith. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted.
This Amendment does not reflect events occurring after the filing of the Original Report, does not modify or update in any way the disclosures contained in the Original Report, and does not modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the Securities and Exchange Commission (“SEC”) subsequent to the Original Report. Capitalized terms that are used but not otherwise defined in this Amendment have the meanings given to them in the Original Report.
References in this Amendment to the Company’s website are not intended to, and do not, incorporate by reference into this Amendment any materials contained on such website.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following sets forth information regarding our executive officers and directors as of May 1, 2023:

Name	Age	Position
Thomas Wagner	56	Chief Executive Officer and Class III Director
Steven Johnson	59	President & Chief Operating Officer
Mark Fidler	52	Chief Financial Officer
John K. Delaney	59	Class III Director
Peter Barris	71	Class II Director
Sven Strohband	49	Class II Director
Fiona P. Dias	57	Class I Director
Serena Wolfe	43	Class I Director

Thomas Wagner has served as our Chief Executive Officer and has been Chairman of our board of directors since the closing of the Business Combination, prior to which he had served as the Chief Executive Officer and a director of Legacy Berkshire Grey since October 2013. Previously, he served as the Chief Technology Officer of iRobot Corporation, a publicly traded robotics company, from 2008 to 2012. During that period, iRobot was a recognized leader in both high capability robots that operated in defense and industrial settings, robots that operated in the home, and robots that operated in commercial settings and hospitals. Prior to joining iRobot, Dr. Wagner served at the Defense Advanced Research Projects Agency (DARPA), the research and development agency of the U.S. Department of Defense, where he managed programs in artificial intelligence, robotics, logistics, communications, command and control, tele-health, connected devices, and connected intelligent assistants. Earlier in his career, Dr. Wagner served as a principal lead at Honeywell, a professor at the University of Maine and in leadership and advisory roles in small & startup companies. He holds a Ph.D. in artificial intelligence and computer science from the University of Massachusetts Amherst, a M.S. from the University of New Hampshire and a B.S. from Michigan State University.

Steven Johnson has served as our President and Chief Operating Officer since the closing of the Business Combination, prior to which he had served as the President and Chief Operating Officer of Legacy Berkshire Grey since October 2019. From May 2018 to October 2019, he served as the Chief Commercial Officer of Intelex, a global enterprise software company, which was acquired for $570 million in June 2019 by Industrial Scientific. Prior to joining Intelex, Mr. Johnson served as President and Chief Operating Officer for Vidyard from March 2016 to April 2018, and from 2011 to December 2015 as Chief Revenue Officer for Hootsuite, an enterprise software company used by a number of Fortune 100 companies. Earlier in his career, Mr. Johnson worked for a number of category-creating software companies in the customer-relationship management, database management, total interaction management, and other spaces. He holds an MBA from Northwestern’s Kellogg Business School with an emphasis in Management, Marketing, and International Business and a B.S. in Accounting from Union College.

Mark Fidler has served as our Chief Financial Officer since the closing of the Business Combination, prior to which he had served as the Chief Financial Officer of Legacy Berkshire Grey since September 2020. He has more than 25 years of experience in all aspects of finance and accounting, capital raising, tax, audit and strategic planning. Prior to joining Legacy Berkshire Grey, from 2015 to 2020, he served as Chief Financial Officer and a member of the board of directors of NEC Energy Solutions. Mr. Fidler also served as Chief Financial Officer of ReEnergy Holdings, LLC from 2013 to 2015. Prior to that, from 2011 to 2013, he was the Chief Financial Officer of Ambient Corporation (Nasdaq: AMBT), a leading provider of utility-scale smart grid solutions, where he led the company’s listing on the Nasdaq. Earlier in his career, Mr. Fidler served as the corporate controller and Vice President of Finance at Evergreen Solar, Inc., held senior finance roles at the Boston Consulting Group and Hampshire Chemical Corporation, and worked in the audit practice of Coopers & Lybrand. A certified public accountant, Mr. Fidler has a B.S. degree in Accounting from Syracuse University and an MBA from Northeastern University.

John K. Delaney has served as our director since the closing of the Business Combination, prior to which he had served the Chief Executive Officer and a director of RAAC since September 2020. Mr. Delaney is a well-known entrepreneur, executive and public policy expert. From 2013 to 2019, Mr. Delaney served as a member of the U.S. House of Representatives and served on the Financial Services Committee and the Joint Economic Committee. In 2000, he co-founded CapitalSource Inc. (NYSE: CSE), a leading middle market lending business, and from 2000-2011 he served as its Chief Executive Officer and Chairman. From 1993 until its sale to Heller Financial in 1999, Mr. Delaney was the co-founder, Chairman and Chief Executive Officer of HealthCare Financial Partners, Inc. (NYSE: HCF), a provider of commercial financing to small and medium-sized healthcare service companies. Mr. Delaney currently serves as the Executive Chairman of Forbright Bank, a banking and lending company. Mr. Delaney received his undergraduate degree from Columbia University and his juris doctor degree from the Georgetown University Law Center.

Peter Barris has served as lead independent director of our board of directors since the closing of the Business Combination, prior to which he had served as a director of Legacy Berkshire Grey since April 2016. From 1999 to 2017, Mr. Barris was the Managing General Partner of New Enterprise Associates (“NEA”), a venture capital firm with over $20 billion of assets under management. Under his leadership, NEA invested in transformative technology companies including CareerBuilder, Tableau, Diapers.com, Groupon, Jet.com, Juniper Networks, Macromedia, Salesforce.com, TiVo, and Workday. Mr. Barris also serves on the board of directors of Groupon, Inc. (Nasdaq: GRPN) and Sprout Social, Inc. (Nasdaq: SPT) and is currently a director of several private companies. Prior to joining NEA, Mr. Barris was President and Chief Operating Officer of Legent Corporation and Senior Vice President of the Systems Software Division of UCCEL Corporation. Earlier, Mr. Barris spent almost a decade at General Electric Company in a variety of management positions, including Vice President and General Manager at GE Information Services. He is Vice-Chair of the Northwestern University Board of Trustees and serves on the board of the In-Q-Tel and The Brookings Institute. Mr. Barris has also served on the Executive Committee of the Board of the National Venture Capital Association and was a founding member of Venture Philanthropy Partners, a philanthropic organization in the Washington, D.C. area. Mr. Barris has a BSEE degree from Northwestern University and an MBA from the Tuck School of Business at Dartmouth.

Sven Strohband has served as a member of our board of directors since the closing of the Business Combination, prior to which he had served as a director of Legacy Berkshire Grey since since March 2018. From November 2012 to May 2018, Dr. Strohband served as the Chief Technology Officer of Khosla Ventures, and he has been a managing director of Khosla Ventures since May 2018. He has worked on numerous technologies ranging from autonomous robots, automotive LED front lighting, user interface and display technologies and RFID systems. Prior to joining Khosla Ventures, Dr. Strohband spent six years at Mohr Davidow Ventures, where he started as an associate and became the Chief Technology Officer of the firm, leading the firm’s technical diligence process for the infrastructure IT and sustainability practices. Previously, Dr. Strohband was a project manager for the Electronics Research Lab of Volkswagen in Silicon Valley and the lead engineer and project lead for the Stanford racing team’s autonomous car, “Stanley,” which became the foundation for the Google self-driving car project and also won the 2005 DARPA Grand Challenge. Dr. Strohband has served on the board of directors of Rocket Lab USA, Inc. (Nasdaq: RKLB) since August 2013 and on the board of directors of Velo 3D, Inc. (NYSE: VLD) since May 2015. He holds a Bachelor’s of Science degree in mechanical engineering from Purdue University and a Doctor of Philosophy degree in mechanics and computation from Stanford University.

Fiona P. Dias has served as a member of our board of directors since the closing of the Business Combination. Since 2017, Ms. Dias has served as a member of the board of directors of Qurate Retail, Inc. In addition, since 2013, she has served as a member of the board of directors of Realogy Holdings, Inc. Ms. Dias has previously served on the boards of directors of Advance Auto Parts, Inc. (NYSE: AAP), Home Shopping Network, Inc. and Choice Hotels, Inc. (NYSE: CHH). Since 2015, Ms. Dias has served as the Principal Digital Partner of Ryan Retail Consulting. Prior to that, from 2011 to 2014, Ms. Dias was the Chief Strategy Officer at ShopRunner, an e-commerce shopping network. She has also held senior marketing and strategy positions at GSI Commerce, Inc., Circuit City, PepsiCo, Inc. and The Procter & Gamble Company. Ms. Dias has a bachelor’s degree in biochemistry from Harvard University and a master’s degree in business administration from the Stanford Graduate School of Business.

Serena Wolfe has served as a member of our board of directors since the closing of the Business Combination. Since December 2019, Ms. Wolfe has served as Chief Financial Officer of Annaly Capital Management, Inc. Prior to joining Annaly Capital Management, Inc., Ms. Wolfe served as a Partner at Ernst & Young LLP (“EY”) since 2011 and as its Central Region Real Estate Hospitality & Construction (“RHC”) leader from 2017 to November 2019, managing the go-to-market efforts and client relationships across the sector. Ms. Wolfe was previously also EY’s Global RHC Assurance Leader. Ms. Wolfe practiced with EY for over 20 years, including six years with EY Australia and 16 years with the U.S. practice. Ms. Wolfe has served as a director of Doma Holdings, Inc. (NYSE: DOMA) since June 2021. Ms. Wolfe graduated from the University of Queensland with a Bachelor of Commerce in Accounting. She is a Certified Public Accountant in the states of New York, California, Illinois and Pennsylvania. Ms. Wolfe has been selected to serve on our board of directors for reasons including her deep knowledge of financial accounting and experience advising boards in financial matters.

There are no family relationships among any of our directors or executive officers.

Standing Committees of Our Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. In addition, from time to time, special committees may be established under the direction of our board of directors when necessary to address specific issues.

Audit Committee

Our audit committee is responsible for, among other things:

•	appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;

•	discussing with our independent registered public accounting firm their independence from management;

•	reviewing, with our independent registered public accounting firm, the scope and results of their audit;

•	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

•	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the quarterly and annual financial statements that we file with the SEC;

•	overseeing our financial and accounting controls and compliance with legal and regulatory requirements;

•	reviewing our policies on risk assessment and risk management;

•	reviewing related person transactions; and

•	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

Our audit committee consists of Mr. Barris, Ms. Wolfe and Ms. Dias. Ms. Wolfe serves as the chairperson of the audit committee. Under the Nasdaq listing rules and applicable SEC rules, we are required to have at least three members of the audit committee. The rules of the Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be composed solely of independent directors for audit committee purposes, and each of Mr. Barris, Ms. Wolfe and Ms. Dias qualify as independent directors for audit committee purposes under applicable rules. Each of Mr. Barris, Ms. Wolfe and Ms. Dias, is financially literate and Ms. Wolfe qualifies as an “audit committee financial expert” as defined in applicable SEC rules. Our board of directors has adopted a written charter for the audit committee, which is available on our corporate website at www.berkshiregrey.com/investors. The information on our website is not deemed to be incorporated in this prospectus or to be part of this prospectus.

Compensation Committee

Our compensation committee is responsible for, among other things:

•

reviewing and approving the corporate goals and objectives, evaluating the performance of and reviewing and approving, (either alone or, if directed by our board of directors, in conjunction with a majority of the independent members of our board of directors) the compensation of our Chief Executive Officer;

•	overseeing an evaluation of the performance of and reviewing and setting or making recommendations to our board of directors regarding the compensation of our other executive officers;

•	reviewing and approving or making recommendations to our board of directors regarding our incentive compensation and equity-based plans, policies and programs;

•	reviewing and approving all employment agreement and severance arrangements for our executive officers;

•	making recommendations to our board of directors regarding the compensation of our directors; and

•	retaining and overseeing any compensation consultants.

Our compensation committee consists of Mr. Barris and Ms. Wolfe, who are both independent directors. Mr. Barris serves as the chairperson of the compensation committee. Our board of directors has adopted a written charter for the compensation committee, which is available on our corporate website at www.berkshiregrey.com/investors. The information on our website is not deemed to be incorporated in this prospectus or to be part of this prospectus.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is responsible for, among other things:

•	identifying individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors;

•	overseeing succession planning for our Chief Executive Officer and other executive officers;

•	periodically reviewing our board’s leadership structure and recommending any proposed changes to our board of directors;

•	overseeing an annual evaluation of the effectiveness of our board of directors and its committees; and

•	developing and recommending to our board of directors a set of corporate governance guidelines.

Our nominating and corporate governance committee consist of Ms. Dias and Mr. Strohband, who are both independent directors. Ms. Dias serves as the chairperson of the nominating and corporate governance committee. Our board of directors has adopted a written charter for the nominating and corporate governance committee, which is available on our corporate website at www.berkshiregrey.com/investors. The information on our website is not deemed to be incorporated in this prospectus or to be part of this prospectus.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Our officers and directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from our executive officers and directors that no other reports were required during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were satisfied on a timely basis.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code of business conduct and ethics is posted on our corporate website at www.berkshiregrey.com/investors. In addition, we post on our website all disclosures that are required by law or the Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the code of business conduct and ethics. The information on any of our websites is not deemed to be incorporated in this prospectus or to be part of this prospectus.

Item 11.	Executive Compensation.

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for its principal executive officer and its two other most highly compensated executive officers. References in this section to “we”, “our”, “us”, the “Company” and “Berkshire Grey” as of dates prior to the closing of the Business Combination, generally refer to Legacy Berkshire Grey.

Executive Compensation

The compensation provided to Berkshire Grey’s named executive officers for the fiscal years ended December 31, 2022 and 2021 is detailed in the Summary Compensation Table and accompanying footnotes and narrative that follow. Berkshire Grey’s named executive officers as of December 31, 2022 are:

•	Thomas Wagner, Berkshire Grey’s Chief Executive Officer;

•	Steven Johnson, Berkshire Grey’s President and Chief Operating Officer; and

•	Mark Fidler, Berkshire Grey’s Chief Financial Officer.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by, or paid to Berkshire Grey’s named executive officers for services rendered to Berkshire Grey’s in all capacities during the fiscal years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation(1)	Nonqualified Deferred Compensation Earnings	All Other Compensation(2)	Total
Thomas Wagner	2022	$375,000	$—	$—	$—	$171,000	$—	$10,256	$556,256
Chief Executive Officer	2021	375,000	—	—	—	169,851	—	11,600	556,451
Steven Johnson	2022	300,000	—	—	—	136,800	—	11,036	447,836
President and Chief Operating Officer	2021	300,000	—	—	—	135,881	—	8,308	444,189
Mark Fidler	2022	350,000	—	—	—	159,600	—	12,200	521,800
Chief Financial Officer	2021	350,000	—	—	—	158,528	—	15,350	523,878

(1)

Each of Messrs. Wagner, Johnson and Fidler are entitled to receive discretionary bonuses with respect to the achievement of predetermined corporate and individual performance goals based on annual performance, as determined by Berkshire Grey’s board of directors.

(2)	The amounts reported represent 401(k) matching contributions made by us.

Narrative Disclosure to Summary Compensation Table

The amounts provided above were paid pursuant to the terms of each named executive officer’s employment agreement or offer letter, in each case, as described below.

Thomas Wagner.    In October 2013, we entered into an employment agreement with Dr. Wagner, or the “Wagner Employment Agreement,” for the position of Chief Executive Officer. The Wagner Employment Agreement provides for Dr. Wagner’s at-will employment. Dr. Wagner’s current annual base salary is $375,000, which is subject to annual review and increase, and he is eligible for cash bonuses from time to time as determined by Berkshire Grey’s board of directors. Dr. Wagner is eligible to participate in the employee benefit plans available to Berkshire Grey’s employees, subject to the terms of those plans. As a condition to the Wagner Employment Agreement, Dr. Wagner is subject to Berkshire Grey’s Employee Restrictions and Proprietary Information Agreement.

Pursuant to the Wagner Employment Agreement, as amended, in the event that Dr. Wagner’s employment is terminated by Berkshire Grey without “cause” (and other than due to Dr. Wagner’s death or “disability”) (as such terms are defined in the Wagner Employment Agreement), subject to the execution and effectiveness of a general release of claims, he will be entitled to receive six months of base salary and benefits continuation. In addition, Dr. Wagner’s options are subject to full accelerated vesting if Dr. Wagner’s employment is terminated by Berkshire Grey without “cause” (and other than due to Dr. Wagner’s death or “disability”) (as such terms are defined in the Wagner Employment Agreement) within three months preceding or 12 months following certain liquidity events of Berkshire Grey.

Steven Johnson.    In October 2019, we entered into an employment agreement with Mr. Johnson, or the “Johnson Employment Agreement,” for the position of President and Chief Operation Officer. The Johnson Employment Agreement provides for Mr. Johnson’s at-will employment. Mr. Johnson’s current annual base salary is $300,000, which is subject to annual review and increase, and he is eligible for an annual bonus with a target amount equal to 50% of his base salary. In addition, pursuant to the Johnson Employment Agreement, Mr. Johnson purchased 1,191,871 restricted Berkshire Grey common shares, or the “Johnson Shares,” with a promissory note and pledge agreement, which note and pledge agreement were satisfied in exchange for vested shares of Berkshire Grey Common Stock prior to the closing of the Business Combination. The Johnson Shares are subject time- and performance-based vesting, such that 50% of the Johnson Shares shall vest over four years, subject to Mr. Johnson’s continued service with Berkshire Grey and the remaining 50% shall vest upon the achievement of certain Berkshire Grey performance conditions. Mr. Johnson was also eligible for reimbursement by Berkshire Grey of up to $10,000 in attorney’s fees incurred in connection with the negotiation of the Johnson Employment Agreement and is also eligible to participate in the employee benefit plans available to Berkshire Grey employees, subject to the terms of those plans. As a condition to the Johnson Employment Agreement, Mr. Johnson is subject to Berkshire Grey’s Non-Competition, Non-Solicitation, Non-Disclosure and Intellectual Property Agreement.

Pursuant to the Johnson Employment Agreement, in the event that Mr. Johnson’s employment is terminated by Berkshire Grey without “cause” (and other than due to Mr. Johnson’s death or “disability”) or Mr. Johnson resigns for “good reason” (as each terms are defined in the Johnson Employment Agreement) (such termination a “qualifying termination”), subject to the execution and effectiveness of a general release of claims, he will be entitled to receive (i) twelve months of base salary continuation, (ii) a prorated amount of his annual bonus earned during the year of termination, if Berkshire Grey’s board of directors so determines to pay bonuses for such year, (iii) an amount of annual bonus with respect to the year prior to the year of termination, if Berkshire Grey’s board of directors so determines to pay bonuses for such year, he has not yet received payment of the bonus for such prior year and Mr. Johnson’s employment is terminated after December 31 of such year, (iv) subject to the Mr. Johnson’s timely election to continue COBRA health coverage, continued medical coverage, fully paid by Berkshire Grey under Berkshire Grey’s medical plan until the earlier of (A) twelve months following termination or (B) Mr. Johnson’s eligibility for group medical plan benefits under any other employer’s group medical plan, and (v) the Johnson Shares that (i) would have vested over the six-month period following termination and (ii) are subject to time-based vesting conditions only, shall automatically vest.

Pursuant to the Johnson Employment Agreement, if Mr. Johnson undergoes a qualifying termination during the period beginning three months prior to and ending 6 months following a “change of control” (as defined in the Johnson Employment Agreement), he will be eligible to receive (i) a lump sum payment equal to 12 months of his base salary, (ii) a severance bonus in an amount equal to 100% of his target annual bonus for such year, (iii) an amount of annual bonus with respect to the year prior to the year of termination, if Berkshire Grey’s board of directors so determines to pay bonuses for such year and Mr. Johnson is terminated after December 31 of such year, (iv) subject to Mr. Johnson’s timely election to continue COBRA health coverage, continued medical coverage, fully paid by Berkshire Grey under Berkshire Grey medical plan until the earlier of (A) twelve months following termination or (B) Mr. Johnson’s eligibility for group medical plan benefits under any other employer’s group medical plan, and (v) the automatic vesting acceleration of all equity awards held by him.

In the event of a change of control of Berkshire Grey, which results in Mr. Johnson receiving “parachute payments” within the meaning of Section 280G of the Internal Revenue Code subject to the applicable excise tax, the Johnson Employment Agreement requires that such payments be reduced to avoid the imposition of such excise tax, but only to the extent such reduction results in a better after-tax position to Mr. Johnson.

Mark Fidler.    In August 2020, we entered into an offer letter with Mr. Fidler, or the “Fidler Offer Letter,” for the position of Chief Financial Officer. The Fidler Offer Letter provides for Mr. Fidler’s at-will employment. Mr. Fidler’s current annual base salary is $350,000, which is subject to annual review and increase, and he is eligible for an annual bonus with a target amount equal to 50% of his base salary (but, for 2020 only, Mr. Fidler was guaranteed a bonus of $58,333.33). In addition, the Fidler Offer Letter provides for a grant of options to acquire Berkshire Grey Common Stock equal to 1.0% of the shares of common stock as of the date of grant, or the “Fidler Options.” The Fidler Options are subject to time-based vesting conditions such that 25% of the Fidler Options shall vest upon the first anniversary of the date of commencement of employment followed by equal monthly vesting for three years thereafter. Mr. Fidler is eligible to participate in the employee benefit plans available to Berkshire Grey’s employees, subject to the terms of those plans. As a condition to the Fidler Offer Letter, Mr. Fidler is subject to Berkshire Grey’s Confidential/Proprietary Information Agreement.

Pursuant to the Fidler Offer Letter, in the event that Mr. Fidler’s employment is terminated by Berkshire Grey without “cause” or Mr. Fidler resigns for “good reason” (as each term is defined in the Fidler Employment Agreement), subject to the execution and effectiveness of a general release of claims, he will be entitled to receive six months of base salary and benefits continuation. In addition, the Fidler Options are subject to full accelerated vesting if Mr. Fidler’s employment is terminated by Berkshire Grey without cause or he resigns for good reason within three months preceding or 12 months following certain liquidity events of Berkshire Grey.

Outstanding Equity Awards at December 31, 2022

The following table sets forth certain information with respect to outstanding equity awards of Legacy Berkshire Grey held by Berkshire Grey’s named executive officers as of December 31, 2022. The market value of the shares in the following table is the fair value of such shares at December 31, 2022.

			Option Awards					Stock Awards
Name	Date of Grant		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)(1)
Thomas Wagner	11/4/2020	(2)	1,145,401	890,867	—	1.14	11/4/2030	—	—	—	—
Chief Executive Officer	11/4/2020	(3)	385,414	—	235,402	1.14	11/4/2030	—	—	—	—
	12/9/2020	(4)	107,742	107,736	—	1.14	12/9/2030	—	—	—	—
	12/9/2020	(5)	1,438,700	—	878,741	1.14	12/9/2030	—	—	—	—
Steven Johnson	10/28/2019	(6)	—	—	—	—	—	729,534	440,638.54	2,334,476	1,410,023.50
President and Chief Operating Officer
Mark Fidler	11/4/2020	(7)	1,396,837	1,086,419	—	1.14	11/4/2030	—	—	—	—
Chief Financial Officer

(1)	Market value of unvested shares is based on the closing sale price of the shares as reported on the Nasdaq on December 30, 2022: $0.604.

(2)

The stock option is subject to time-based vesting, such that the stock options vests over four years, commencing on November 4, 2020, with 25% of the award vesting on the first anniversary of such date, followed by equal monthly vesting thereafter. In addition, the stock option is subject to automatic 100% acceleration upon a “change in control” (as defined in the stock option agreement).

(3)

The stock options vest at the discretion of the board of directors for achievement of performance milestones determined by the board of directors. The maximum number of options to acquire shares of stock Dr. Wagner may earn in connection with this award is 620,816. In addition, the stock option is subject to automatic 100% acceleration upon a “change in control” (as defined in the stock option agreement).

(4)

The stock option is subject to time-based vesting, such that the stock options vests over four years, commencing on December 9, 2020, such that 25% of the award vests upon the first anniversary of such date, followed by equal monthly vesting thereafter. In addition, the stock option is subject to automatic 100% acceleration upon a “change in control” (as defined in the stock option agreement).

(5)

The stock options vest at the discretion of the Board for achievement of performance milestones determined by the board of directors. The maximum number of options to acquire shares of stock Dr. Wagner may earn in connection with this award is 2,317,441. In addition, the stock option is subject to automatic 100% acceleration upon a change in control (as defined in the stock option agreement).

(6)

The restricted stock awards are subject to time- and performance-based vesting in equal parts. The time-based vesting portion the restricted stock awards vest over four years, commencing on October 28, 2019, such that 25% of the award vests upon the first anniversary of such date, followed by equal monthly vesting thereafter. The performance-based vesting portion of the awards vests upon the achievement of corporate financial performance criteria.

(7)

The stock option is subject to time-based vesting, such that the stock options vest over four years, commencing on September 1, 2020, such that 25% of the award vests upon the first anniversary of such date, followed by equal monthly vesting thereafter.

Employee Benefits and Equity Compensation Plans

2013 Stock Option and Purchase Plan

Berkshire Grey 2013 Stock Option and Purchase Plan (the “2013 Plan”) was adopted by Berkshire Grey’s board of directors in October 2013, Berkshire Grey’s stockholders in October 2013 and amended and restated in November 2020. The 2013 Plan allows the administrator of the plan to make equity-based incentive awards to Berkshire Grey’s employees, directors, consultants and advisors.

Authorized Shares.    Berkshire Grey reserved 10,017,823 shares of Berkshire Grey Common Stock for the issuance of awards under the 2013 Plan, subject to adjustment in the event of a stock split, stock dividend or other change in Berkshire Grey capitalization. The shares issued under the 2013 Plan are either (i) authorized but unissued shares or (ii) treasury shares. The shares of Berkshire Grey Common Stock underlying any awards that are forfeited or reacquired by Berkshire Grey prior to vesting under the 2013 Plan are added back to the shares of common stock available for issuance under the 2013 Plan.

Administration.    The 2013 Plan is administered by either Berkshire Grey’s board of directors or a committee as selected by Berkshire Grey’s board of directors, or Administrator. The Administrator has the full power to select, from among the individuals eligible for awards, the individuals to whom awards are granted, to make any combination of awards to participants, and to determine the specific terms and conditions of each award, subject to the provisions of the 2013 Plan among other authority.

Eligibility.    Persons eligible to participate in the 2013 Plan are those employees, directors, consultants and advisors, as selected from time to time by the Administrator in its discretion.

Options.    The 2013 Plan permits the granting of both options to purchase Berkshire Grey Common Stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code and options that do not so qualify. The option exercise price of each option is determined by the Administrator but may not be less than 100% of the fair market value of Berkshire Grey Common Stock on the date of grant unless the option is granted (i) pursuant to a transaction described in, and in a manner consistent with, Section 424(a) of the Internal Revenue Code or (ii) to individuals who are not subject to U.S. income tax. The term of each option is fixed by the Administrator and may not exceed 10 years from the date of grant. The Administrator determines at what time or times each option may be exercised.

Other Awards.    The Administrator may sell shares of common stock or otherwise award other stock-based awards subject to such conditions and restrictions as it may determine. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment or other service relationship with Berkshire Grey through a specified vesting period.

Corporate Transactions.    The 2013 Plan provides that upon a merger with another entity, sale of all or substantially all of Berkshire Grey’s assets, sale of a majority of the voting power of the stock of Berkshire Grey, then the Administrator may provide for the following: (i) the continuation of all stock options granted under the 2013 Plan (or substitution for equivalent options of the acquiror, as applicable), (ii) upon written notice to the participants of the 2013 Plan, provide that all stock options must be exercised, to the extent exercisable, over the course of a specified period, after which all stock options shall terminate, or (iii) terminate all stock options in exchange for a payment, in either cash or such other form as to be received by the stockholders of Berkshire Grey in such transaction, equal to the excess of the fair market value of the underlying shares subject to the stock options over such stock options’ exercise price with respect to the stock options then exercisable, including with respect to any stock options made fully exercisable by the Administrator in connection with the transaction.

Amendment.    Berkshire Grey’s board of directors may amend or discontinue the 2013 Plan or any form of award agreement for the purpose of satisfying changes in law or for any other lawful purpose, at any time. Certain amendments to the 2013 Plan or to the terms of outstanding options or stock appreciation rights will require the approval of Berkshire Grey stockholders.

No additional awards will be made under the 2013 Plan.

2021 Stock Option and Incentive Plan

The 2021 Stock Option and Incentive Plan for Berkshire Grey, Inc. (the “2021 Plan”) was approved at a special meeting of RAAC’s stockholders on July 20, 2021. The 2021 Plan is intended to (i) attract and retain the best available personnel to ensure our success and accomplish our goals; (ii) incentivize employees, directors and independent contractors with long-term equity-based compensation to align their interests with our stockholders, and (iii) promote the success of our business.

Types of Stock Awards.    The 2021 Plan permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights (“SARs”), restricted stock, unrestricted stock, restricted stock units (“RSUs”), dividend equivalent rights and cash-based awards (all such types of awards, collectively, “stock awards”).

Share Reserve.    The Company initially reserved 19,887,747 shares of Class A Common Stock for the issuance of awards under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by the lesser of (i) five percent (5%) of the outstanding shares of Class A Common Stock on the last day of the immediately preceding fiscal year and (ii) such lower number of shares, as determined by the 2021 Plan administrator in its discretion (the “Annual Increase”). This limit is subject to adjustment in the event of a stock split, stock dividend or other change in the capitalization of the Company. As of December 31, 2022, the Company has reserved 31,159,156 shares of Class A Common Stock for the issuance of awards under the 2021 Plan.

Lapsed Awards.    The shares underlying any awards under the 2021 Plan and the 2013 Plan that are forfeited, canceled or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the 2021 Plan and, to the extent permissible, the shares of stock that may be issued as incentive stock options. Nonetheless, the following shares shall not be added to the shares authorized for grant under the 2021 Plan: (i) shares tendered or held back upon exercise of a stock option or settlement of a stock award to cover the exercise price or tax withholding, and (ii) shares subject to a SAR that are not issued in connection with the stock settlement of the SAR upon exercise thereof. If Berkshire Grey repurchases shares of stock on the open market, such shares shall not be added to the shares of stock available for issuance under the 2021 Plan. The shares available for issuance under the 2021 Plan may be authorized but unissued shares of stock or shares of stock reacquired by Berkshire Grey.

Eligibility.    Employees, directors and independent contractors of us or our affiliates are all eligible to participate in the 2021 Plan. Incentive stock options may only be granted to employees. As of the date of this prospectus, we have approximately 274 employees and six directors who are eligible to be granted awards under the 2021 Plan.

Administration.    The 2021 Plan will be administered by our board of directors, the compensation committee or a similar committee performing the functions of the compensation committee, which committee will be constituted to satisfy applicable laws (the “Plan Administrator”). The Plan Administrator may, in its sole discretion, delegate to a committee consisting of one or more officers of the Company, including the chief executive officer, all or part of the Plan Administrator’s authority and duties with respect to granting stock awards to individuals who are (i) not subject to Section 16 of the Exchange Act and (ii) not members of the delegated committee. Such delegation of authority shall include a limitation as to the amount of shares of stock underlying stock awards that may be granted during the period of such delegation and shall additionally contain guidelines as to the determination of the exercise price and vesting criteria, as applicable.

Subject to the terms of the 2021 Plan, the Plan Administrator has the authority, in its discretion, to (i) determine the time or times to grant stock awards under the 2021 Plan; (ii) select the service providers to whom stock awards may be granted under the 2021 Plan; (iii) determine the number of shares to be covered by each stock award granted under the 2021 Plan; (iv) approve forms of stock award agreements for use under the 2021 Plan; (v) determine and modify, from time to time, the terms and conditions, not inconsistent with the terms of the 2021 Plan, of any stock award granted thereunder; (vi) institute and determine the terms and conditions of an exchange program under the terms of the 2021 Plan (subject to stockholder approval); (vii) construe and interpret the terms of the 2021 Plan and stock awards granted pursuant to the 2021 Plan; (viii) decide all disputes arising in connection with the 2021 Plan; (ix) prescribe, amend and rescind rules and regulations relating to the 2021 Plan; (x) modify or amend each stock award (subject to the terms of the 2021 Plan); (xi) supervise the administration of the 2021 Plan; (xii) allow participants to satisfy tax withholding obligations in such manner as prescribed in the 2021 Plan; (xiii) extend at any time the period in which stock options may be exercised (subject to the terms of the 2021 Plan); (xiv) accelerate at any time the exercisability or vesting of all or any portion of any stock award; and (xv) make all other determinations deemed necessary or advisable for administering the 2021 Plan.

Stock Options.    Each stock option will be designated in the stock award agreement as either an incentive stock option (which is entitled to potentially favorable tax treatment) or a nonstatutory stock option. However, notwithstanding such designation, to the extent that the aggregate fair market value of the shares with respect to which incentive stock options are exercisable for the first time by the participant during any calendar year exceeds $100,000, such stock options will be treated as nonstatutory stock options. Incentive stock options may only be granted to employees.

The term of each stock option will be stated in the stock award agreement. In the case of an incentive stock option, the term will be 10 years from the date of grant or such shorter term as may be provided in the stock award agreement. Moreover, in the case of an incentive stock option granted to a participant who owns stock representing more than 10% of the total combined voting power of all classes of our stock or the stock of any of our affiliates, the term of the incentive stock option will be 5 years from the date of grant or such shorter term as may be provided in the stock award agreement.

The per share exercise price for the shares to be issued pursuant to exercise of a stock option will be determined by the Plan Administrator, subject to the following: in the case of an incentive stock option (i) granted to an employee who, at the time the incentive stock option is granted, owns stock representing more than 10% of the voting power of all classes of our stock or the stock of any of our affiliates, the per share exercise price will be no less than 110% of the fair market value per share on the date of grant; and (ii) granted to any other employee, the per share exercise price will be no less than 100% of the fair market value per share on the date of grant. In the case of a nonstatutory stock option, the per share exercise price will be no less than 100% of the fair market value per share on the date of grant. Notwithstanding the foregoing, stock options may be granted with a per share exercise price of less than 100% of the fair market value per share on the date of grant (i) if such stock option is otherwise compliant with Section 409A of the Internal Revenue Code, (ii) if the option recipient is not subject to U.S. income tax on the date of grant or (iii) pursuant to a corporate reorganization, liquidation, etc., described in, and in a manner consistent with, Section 424(a) of the Internal Revenue Code.

At the time a stock option is granted, the Plan Administrator will fix the period within which the stock option may be exercised and will determine any conditions that must be satisfied before the stock option may be exercised. The Plan Administrator will also determine the acceptable form of consideration for exercising a stock option, including the method of payment. In the case of an incentive stock option, the Plan Administrator will determine the acceptable form of consideration at the time of grant.

If a participant ceases to be a service provider other than for “Cause” (as defined in the stock award agreement), the participant may exercise his or her stock option within such period of time as is specified in the stock award agreement to the extent that the stock option is vested on the date of termination (but in no event later than the expiration of the term of such stock option). In the absence of a specified time in the stock award agreement, to the extent vested as of a participant’s termination, the stock option will remain exercisable for 12 months following a termination for death or disability (as determined by the Plan Administrator), and three months following a termination for any other reason. Any outstanding stock option (including any vested portion thereof) held by a participant will immediately terminate in its entirety upon the participant being first notified of his or her termination for Cause and the participant will be prohibited from exercising his or her stock option from and after the date of such termination.

Stock Appreciation Rights (SARs).    The Plan Administrator will determine the terms and conditions of each SAR, provided that the exercise price for each SAR will be no less than 100% of the fair market value of the underlying shares of Berkshire Grey Class A common stock on the date of grant. Upon exercise of a SAR, a participant will receive payment from us in an amount determined by multiplying the difference between the fair market value of a share on the date of exercise over the exercise price by the number of shares with respect to which the SAR is exercised. SARs are exercisable at the times and on the terms established by the Plan Administrator.

Restricted Stock and RSUs.    Restricted stock awards are grants of shares of Berkshire Grey Class A common stock that are subject to various restrictions, including restrictions on transferability and forfeiture provisions. Shares of restricted stock will vest and the restrictions on such shares will lapse in accordance with terms and conditions established by the Plan Administrator. Each RSU is a bookkeeping entry representing an amount equal to the fair market value of one share of Berkshire Grey Class A common stock. Upon meeting the applicable vesting criteria, the participant will be entitled to receive a payout for his or her earned RSUs as determined by the Plan Administrator in the form of cash or shares. In determining whether restricted stock or RSUs should be granted, and/or the vesting schedule for such a stock award, the Plan Administrator may impose whatever conditions on vesting as it determines to be appropriate. During the period of restriction, participants holding restricted stock may exercise full voting rights with respect to such shares, provided, however, that the participant shall not receive any dividends otherwise payable with respect to such restricted stock during the period of restriction if such restrictions relate to the attainment of performance goals, which such dividends shall accrue and become payable upon the attainment of such performance goals. During the vesting period, participants holding RSUs will hold no voting rights by virtue of such RSUs. The Plan Administrator may, in its sole discretion, award dividend equivalents in connection with the grant of RSUs that may be settled in cash, in shares of equivalent value, or in some combination thereof.

Unrestricted Stock Awards.    An unrestricted stock award is an award of shares to an eligible person without a purchase price that is not subject to any restrictions. The Plan Administrator will determine the number of shares to be awarded to the participant under an unrestricted stock award.

Outside Director Limitations.    Stock awards granted during a single calendar year under the 2021 Plan or otherwise, taken together with any cash compensation paid during such calendar year will not exceed $750,000 in total value for any non-employee director (calculating the value of any such stock awards based on the grant date fair value of such stock awards for financial reporting purposes), provided, however that such limit shall be $1,000,000 in any non-employee director’s first year of service as a non-employee director.

Leaves of Absence/Transfer Between Locations.    A participant will not cease to be an employee in the case of (i) any leave of absence approved by the participant’s employer if the employee’s right to reemployment is guaranteed by a statute, contract or by the policy pursuant to which the leave of absence was granted, or if the Plan Administrator otherwise so provides in writing or (ii) transfers between us and any of our affiliates.

Nontransferability of Stock Awards.    Unless determined otherwise by the Plan Administrator, a stock award may not be sold, assigned, transferred, or otherwise encumbered or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised, during the lifetime of the participant, only by the participant. If the Plan Administrator makes a nonstatutory stock option transferable, such stock option will contain such additional terms and conditions as the Plan Administrator deems appropriate provided, however, that in no event may any stock award be transferred for consideration.

Clawback/Recovery.    Notwithstanding any provisions to the contrary under the 2021 Plan, a stock award granted under the 2021 Plan will be subject to any clawback policy as may be established and/or amended from time to time by us.

Adjustment.    In the event of reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar change in our capital stock, the outstanding shares of stock are increased or decreased or are exchanged for a different number or kind of shares or other of our securities, or additional shares or new or different shares or other securities of ours or other non-cash assets are distributed with respect to such shares of stock or other securities, or, if, as a result of any merger or consolidation, sale of all or substantially all of the assets of Berkshire Grey, the outstanding shares of stock are converted into or exchanged for securities of Berkshire Grey or any successor entity (or a parent or subsidiary thereof), the Plan Administrator, in order to prevent dilution, diminution or enlargement of the benefits or potential benefits intended to be made available under the 2021 Plan, will, in such manner as it may deem equitable, adjust the number, kind and class of securities that may be delivered under the 2021 Plan, the number, class, kind and price of securities covered by each outstanding stock award and/or the repurchase or exercise prices (as applicable) of such stock awards; provided that all such adjustments will be made in a manner that does not result in taxation under Section 409A of the Internal Revenue Code.

Corporate Transaction.    In the event of (i) a transfer of all or substantially all of our assets on a consolidated bases to an unrelated person or entity, (ii) a merger, reorganization or consolidation pursuant to which the holders of the our outstanding voting power and outstanding stock immediately prior to such transaction do not own a majority of the outstanding voting power and outstanding stock or other equity interests of the resulting or successor entity (or its ultimate parent, if applicable) immediately upon completion of such transaction, (iii) the sale of all of our shares of stock to an unrelated person, entity or group thereof acting in concert, or (iv) any other transaction in which the owners of Berkshire Grey’s outstanding voting power immediately prior to such transaction do not own at least a majority of the outstanding voting power of Berkshire Grey or any successor entity immediately upon completion of the transaction other than as a result of the acquisition of securities directly from us, each outstanding stock award (vested or unvested) may be assumed, continued or substituted with stock awards of the successor entity, with an appropriate adjustment as to the number and kind of shares and, as applicable, the per share exercise prices, as agreed to by the parties. If such assumption, continuation or substitution does not occur, the 2021 Plan and all stock awards shall terminate and upon such termination, except as otherwise provided in an applicable stock award agreement, all stock awards with time-based vesting conditions shall become fully vested, nonforfeitable and, if applicable, exercisable, as of the effective time of such corporate transaction. In addition, all stock awards with performance-based vesting restrictions may become vested and nonforfeitable in connection with such corporate transaction in the discretion of the Plan Administrator, or as otherwise provided in the applicable stock award agreement. In the event of such termination of the 2021 Plan, Berkshire Grey may provide for (i) the cancellation of such stock options and SARs in exchange for a payment to the participants equal to the excess of (1) the fair market value of the shares subject to such stock options and SARs as of the closing date of such corporate transaction over (2) the exercise price or purchase price paid or to be paid for the shares subject to the stock options or SARs; provided, that, if the exercise price or purchase price for such stock awards equals or exceeds the fair market value of the shares subject to such stock awards, then the stock awards may be terminated without payment or (ii) the opportunity for participants to exercise their stock options or SARs prior to the occurrence of the corporate transaction of any stock options or SARS not exercised prior thereto. In addition, Berkshire Grey may, in its own discretion, make or provide for a payment, in cash or in kind, to the holders of other stock awards (other than stock options or SARs) in an amount equal to the fair market value of the shares subject to such stock awards multiplied by the number of vested shares of stock underlying such stock awards.

Amendment, Termination and Duration of the 2021 Plan.    The 2021 Plan will continue in effect for a term of 10 years measured from July 21, 2021, the date of the closing of the Business Combination, unless terminated earlier under the terms of the 2021 Plan. The Plan Administrator may at any time amend, alter, suspend or terminate the 2021 Plan.

Employee Benefit Plans

Berkshire Grey’s named executive officers are eligible to participate in Berkshire Grey’s employee benefit plans, including Berkshire Grey’s medical, dental, vision, group life and accidental death and dismemberment insurance plans, in each case, on the same basis as all of Berkshire Grey’s other employees. Berkshire Grey also maintains a 401(k) plan for the benefit of its eligible employees, including the named executive officers, as discussed in the section “ 401(k) plan.”

401(k) Plan

Berkshire Grey maintains a 401(k) retirement savings plan, or the 401(k) Plan, that provides eligible U.S. employees with an opportunity to save for retirement on a tax-advantaged basis. Under the 401(k) Plan, eligible employees may defer eligible compensation subject to applicable annual contribution limits imposed by the Internal Revenue Service. Berkshire Grey’s employees’ pre-tax contributions are allocated to each participant’s individual account and participants are immediately and fully vested in their contributions. The 401(k) Plan is intended to be qualified under Section 401(a) of the Internal Revenue Code with the 401(k) Plan’s related trust intended to be tax exempt under Section 501(a) of the Internal Revenue Code. Berkshire Grey makes matching contributions to eligible participants equal to the first 4% of the participants’ contributions.

Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of Berkshire Grey’s board of directors during the year ended December 31, 2022. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of Berkshire Grey’s board of directors in 2022 for their services as members of the board of directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter Barris	86,532	165,000	—	—	—	—	251,532
John Delaney	10,000	165,000	—	—	—	—	175,000
Fiona Dias	61,331	165,000	—	—	—	—	226,331
Sven Strohband	—	—	—	—	—	—	—
Serena Wolfe	73,125	165,000	—	—	—	—	238,125

(1)

Amounts shown reflect the full grant date fair value on the date of grant calculated in accordance with FASB ASC Topic 718 of shares of our Class A common stock granted to the directors in 2021. As of December 31, 2022, Mr. Barris, Ms. Dias, and Ms. Wolfe each had 116,963 restricted stock units outstanding, and Mr. Delaney had 91,667 restricted stock units outstanding.

Our board of directors has adopted a director compensation program that entitles our non-employee directors to a cash retainer for service on the board of directors and for service on each committee on which the director is a member. These fees are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment will be prorated for any portion of such quarter that the director is not serving on our board of directors. The fees payable to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director is a member was as follows for the year ended December 31, 2022:

	Member Annual Fee	Committee Chair Annual Fee
Board of Directors	$40,000	$—
Audit Committee	$10,000	$20,000
Compensation Committee	$7,500	$15,000
Nominating and Corporate Governance Committee	$5,000	$10,000

In addition, our director compensation program entitled each director to an annual grant of restricted stock units. The annual grant had a grant date fair value equal to $165,000 and will vest one year from the grant date.

We also plan to continue to reimburse our non-employee directors for reasonable travel and other expenses incurred in connection with attending meetings of our board of directors and any committee of our board of directors on which he or she serves.

Compensation Committee Interlocks and Insider Participation

None of our executive officers will serve as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on the our board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 10, 2023, the number of shares of the Company’s equity securities beneficially owned (based on 236,738,639 shares of Class A common stock outstanding and 5,750,000 shares of Class C common stock outstanding as of April 10, 2023) by (i) each person or group known by us to own beneficially more than 5% of the outstanding shares of any class of our equity securities, (ii) each director, (iii) each of our named executive officers and (iv) all current directors and executive officers as a group. Except as otherwise indicated, each of the persons or groups named below has sole voting power and investment power with respect to the common stock.

Name and Address of Beneficial Owner(2)	Class A Common Stock		Class C Common Stock(1)
	Number of Shares	Percentage of Class Outstanding	Number of Shares	Percentage of Class Outstanding
5% Holders (Other than Directors and Named Executive Officer)
SVF II BG (DE) LLC(3)	65,567,317	27.70%	—	—
Entities Affiliated with Khosla Ventures(4)	56,567,914	23.89%	—	—
New Enterprise Associates 15, L.P.(5)	38,226,621	16.15%	—	—
Canaan X, L.P.(6)	14,154,207	5.98%	—	—
Stephen M. Case, Trustee of The Stephen M. Case Revocable Trust UA dated 12/17/1998(7)	—	—	1,689,071	29.38%
Theodore J. Leonsis, Trustee of The Theodore J. Leonsis Revocable Trust UA dated 11/13/2008(8)	—	—	856,300	14.89%
SBLG Family Investments LLC(9)	—	—	695,161	12.09%
Jason Marshall Fish(10)	—	—	461,746	8.03%

Directors and Named Executive Officers
Thomas Wagner(11)	8,021,567	3.39%	—	—
Steven Johnson(12)	5,979,613	2.53%	—	—
Mark Fidler(13)	1,655,508	*	—	—
Peter Barris(14)	46,977	*	—	—
Sven Strohband(4)	56,567,914	23.89%	—	—
Fiona P. Dias	46,977	*	—	—
Serena Wolfe	46,977	*	—	—
John K. Delaney(15)	2,199,120	*	1,390,322	24.18%
All current directors and executive officers as a group (8 individuals)	74,564,653	31.50%	1,390,322	24.18%

*	Less than 1%.
(1)

The shares of Class C common stock will automatically convert into shares of Class A common stock upon the earlier of (i) meeting certain stock price performance thresholds, and (ii) the date on which we complete a merger, stock exchange, reorganization or other similar transaction that results in both a change of control and all of the public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property, in each case, on a one-for-one basis, subject to adjustment. All shares of Class C common stock will be forfeited if not converted to shares of Class A common stock after nine (9) years.

(2)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Berkshire Grey, Inc., 140 South Road, Bedford, Massachusetts 01730.
(3)

Based solely on a Schedule 13D/A filed with the SEC on March 24, 2023, indicating that each of SVF II BG (DE) LLC, SVF II Holdings (DE) LLC, SVF II Aggregator (Jersey) L.P., SoftBank Vision Fund II-2 L.P., and SB Global Advisers Limited (collectively, the “SoftBank Entities”) hold sole voting and sole dispositive power of 65,567,317 shares of Class A common stock. SoftBank disclaims beneficial ownership of the shares of Class A Common Stock beneficially owned by the SoftBank Entities because it has no voting or investment control over the shares. The business address of SVF II BG (DE) LLC and SVF II Holdings (DE) LLC is 251 Little Falls Drive, Wilmington, DE 19808. The business address of SVF II Aggregator (Jersey) L.P. and SoftBank Vision Fund II-2 L.P. is Crestbridge Limited, 47 Esplanade, St. Helier, Jersey, JE1 0BD. The business address of SB Global Advisers Limited is 69 Grosvenor Street, London W1K 3JP, England, United Kingdom.

(4)

Based solely on a Schedule 13D filed with the SEC on August 2, 2021, indicating that (a) Khosla Ventures Seed B, L.P. holds shared voting and shared dispositive power with respect to 33,981,955 shares of Class A common stock, (b) Khosla Ventures Seed B (CF), L.P. holds shared voting and shared dispositive power with respect to 1,928,958 shares of Class A common stock, (c) Khosla Ventures Seed Associates B, LLC holds shared voting and shared dispositive power with respect to 35,910,913 shares of Class A common stock, (d) Khosla Ventures V, L.P. holds shared voting and shared dispositive power with respect to 20,657,001 shares of Class A common stock, (e) Khosla Ventures Associates V, LLC holds shared voting and shared dispositive power with respect to 20,657,001 shares of Class A common stock, (f) VK Services, LLC holds shared voting and shared dispositive power with respect to 56,567,914 shares of Class A common stock, (g) VK Services, LLC holds shared voting and shared dispositive power with respect to 56,567,914 shares of Class A common stock, and (h) Vinod Khosla holds shared voting and shared dispositive power with respect to 56,567,914 shares of Class A common stock (persons (a)-(h) herein collectively, the “Khosla Entities”). Each of the Khosla Entities disclaims beneficial ownership of all applicable shares, except to the extent of their actual pecuniary interest therein. Dr. Strohband is a managing director of Khosla Ventures. The address for the Khosla Entities is 2128 Sand Hill Road, Menlo Park, CA 94025.

(5)

Consists of (a) 38,183,023 shares held by New Enterprise Associates 15, L.P. (NEA 15) and (b) 43,598 shares held by NEA Ventures 2016, L.P. (Ven 2016). The shares directly held by NEA 15 are indirectly held by NEA Partners 15, L.P. (NEA Partners 15) the sole general partner of NEA 15, NEA 15 GP, LLC (NEA 15 LLC) the sole general partner of NEA Partners 15 and each of the individual managers of NEA 15 LLC. The individual managers (the Managers) of NEA 15 LLC are Forest Baskett, Anthony A. Florence, Jr., Mohamad Makhzoumi, Joshua Makower, Scott D. Sandell and Peter Sonsini. The shares directly held by Ven 2016 are indirectly held by Karen P. Welsh, the general partner of Ven 2016. NEA Partners 15, NEA 15 LLC and the Managers share voting and dispositive power with regard to the shares held by NEA 15. Karen P. Welsh shares voting and dispositive power with regard to the shares held by Ven 2016. All indirect holders of the above referenced shares disclaim beneficial ownership of all applicable shares, except to the extent of their actual pecuniary interest therein. The address for these entities is 1954 Greenspring Drive, Suite 600, Timonium, MD 21093.

(6)

Based solely on a Schedule 13D/A filed with the SEC on February 1, 2023, indicating that Canaan X L.P. and Canaan Partners X LLC hold sole voting and sole dispositive power of 14,154,207 shares of Class A common stock. Guy M. Russo is the member/manager at Canaan Partners X, LLC, the general partner of Canaan X, L.P., and may be deemed to have beneficial ownership with respect to these shares. The address for Canaan X L.P. and Canaan Partners X LLC is 2765 Sand Hill Road, Menlo Park, CA 94025.

(7)	The address for The Stephen M. Case Revocable Trust UA dated 12/17/1998 is 1717 Rhode Island Ave. NW, Floor 10, Washington D.C., 20036.
(8)	The address for The Theodore J. Leonsis Revocable Trust UA dated 11/13/2008 is c/o LFO LLC, 601 F St. NW, Washington, D.C., 20004.
(9)	The address for SBLG Family Investments LLC is 8921 Durham Dr., Potomac, MD 20854.
(10)	The address for Jason Marshall Fish is 2801 Pacific Ave., San Francisco, CA 95114.
(11)	Consists of 4,709,752 shares of Class A common stock and 3,311,815 shares of stock options exercisable within 60 days of April 10, 2023, held directly by Dr. Wagner.
(12)

Includes 2,845,151 shares of unvested restricted stock, which consists of 510,675 shares of restricted stock subject to time-based vesting and 2,334,476 shares of restricted stock subject to performance-based vesting, held directly by Mr. Johnson.

(13)	Consists of 1,655,508 shares of stock options exercisable within 60 days of April 10, 2023, held directly by Mr. Fidler.
(14)

Consists of 46,977 shares of Class A common stock held directly by Mr. Barris. Excludes the shares referenced in footnote (5) above because, while Mr. Barris is the Chairman at New Enterprise Associates, Mr. Barris does not have voting or dispositive power over any of the shares directly held by NEA 15 referenced in footnote (5) above.

(15)

Consists of 922,764 shares of Class A common stock and 1,276,356 of Company warrants exercisable for shares of Company Class A common stock, held directly by Mr. Delaney. Mr. Delaney also directly holds 1,390,322 shares of Class C common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

Customer Contracts with Affiliates of SoftBank

In June 2019, Legacy Berkshire Grey entered into two customer contracts with SoftBank Robotics Corp., a subsidiary of Softbank Robotics Group Corp., which in turn is a subsidiary of SoftBank Group Corp. (“SBG”) and an affiliate of SVF II BG (DE), LLC (“SB SVF II”). SBG held the warrant to purchase the Series B-3 preferred stock, par value $0.001 per share, of Legacy Berkshire Grey (the “B-3 Warrant”), and SB SVF II holds more than 5% of Legacy Berkshire Grey’s outstanding stock. For the years ended December 31, 2022 and 2021, Legacy Berkshire Grey recognized approximately $0.7 million and $5.1 million in revenue related to these customer contracts, respectively.

Series B-2 Preferred Stock Financing and Warrants to Purchase Series B-3 Preferred Stock

In June and October of 2019, Legacy Berkshire Grey sold an aggregate of 9,788,160 shares of Legacy Berkshire Grey Series B-2 Preferred Stock and the B-3 Warrant to SBG at a purchase price of $17.8328 per share, for an aggregate purchase price of $174.6 million. Of the $174.6 million in proceeds raised, approximately $4.1 million was allocated to the B-3 Warrant, which provided, subject to certain vesting conditions, a right to purchase up to 1,903,647 shares of Legacy Berkshire Grey Series B-3 Preferred Stock at an exercise price of $11.5913 per share, which was issued to SBG in connection with the Legacy Berkshire Grey Series B-2 Preferred Stock financing. In October of 2019, SBG also purchased 1,370,620 shares of Legacy Berkshire Grey Common Stock at a purchase price of $16.0495 per share pursuant to a tender offer. On March 31, 2021, SBG transferred its 1,370,620 shares of Berkshire Grey Common Stock and 9,788,160 shares of Berkshire Grey Series B-2 Preferred Stock to SB SVF II.

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

Amended and Restated Registration Rights Agreement

In connection with the Closing, on July 21, 2021, we entered into an Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”) with RAAC Management LLC, a Delaware limited liability company (the “Sponsor”) and certain other investors party thereto (collectively, with each other person who has executed and delivered a joinder thereto, the “RRA Parties”), including certain former holders of Legacy Berkshire Grey securities (the “BG RRA Parties”), pursuant to which the RRA Parties are entitled to registration rights in respect of certain shares of our Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) and certain other of our equity securities that are held by the RRA Parties from time to time. This includes the shares of Class A Common Stock underlying the shares of Class C common stock, par value $0.0001 per share (the “Class C Common Stock”). Such shares of Class C Common Stock are convertible to shares of Class A Common Stock upon the earlier of (i) meeting certain stock price performance thresholds, and (ii) the date on which we complete a merger, stock exchange, reorganization or other similar transaction that results in both a change of control and all of the public stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property, in each case, on a one-for-one basis, subject to adjustment. Please see “Description of Our Securities—Common Stock—Conversion Rights” for more information. The A&R Registration Rights Agreement provides that we will, (i) within 30 calendar days after the consummation of the Business Combination, submit to or file with the SEC (at our sole cost and expense) a registration statement registering the resale of certain shares of the Class A Common Stock and certain other of our equity securities held by the RRA Parties (the “Resale Registration Statement”), and (ii) use our reasonable best efforts to have the Resale Registration Statement declared effective by the SEC as soon as practicable after the filing thereof, but no later than the earlier of (x) the 90th calendar day following the filing date if the SEC notifies us that it will “review” the Resale Registration Statement and (y) the 10th business day after the date we are notified by the SEC that the Resale Registration Statement will not be “reviewed” or will not be subject to further review.

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

The A&R Registration Rights Agreement will terminate on the earlier of (i) July 21, 2031 or (ii) with respect to any party thereto, on the date that such party no longer holds any registrable securities.

Indemnification Agreement

On July 21, 2021, we entered into indemnification agreements with each of our directors and executive officers. Each indemnification agreement provides for indemnification and advancements by Berkshire Grey of certain expenses and costs relating to claims, suits or proceedings arising from his or her service to Berkshire Grey or, at our request, service to other entities, as officers or directors to the maximum extent permitted by applicable law.

Procedures with Respect to Review and Approval of Related Person Transactions

Our board of directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests (or the perception thereof). Our board of directors has adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly held common stock that is listed on the Nasdaq. Under the policy, our legal department will be primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If the legal department determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our general counsel will be required to present to the audit committee of our board of directors all relevant facts and circumstances relating to the related person transaction. Our audit committee will be required to review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of our code of business conduct and ethics, and either approve or disapprove the related person transaction. If advance audit committee approval of a related person transaction requiring the audit committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chair of the audit committee, subject to ratification of the transaction by the audit committee at the audit committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person transaction, then, upon such recognition, the transaction will be presented to the audit committee for ratification at the audit committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Our management will update the audit committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then current related person transactions. No director will be permitted to participate in approval of a related person transaction for which he or she is a related person.

Director Independence

Our Board of Directors has adopted independence standards that mirror the criteria specified by applicable laws and regulations of the SEC and the Listing Rules of Nasdaq.

Our Board of Directors has determined that all members of the board of directors, except Thomas Wagner and John K. Delaney, are independent directors, including for purposes of the rules and regulations of the SEC and Nasdaq. In making such independence determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our board of directors considered the association of our directors with the holders of more than 5% of our common stock. There are no family relationships among any of our directors or executive officers. Mr. Wagner is not an independent director under these rules because he is the Chief Executive Officer of the Company, and Mr. Delaney is not an independent director under these rules because he was the Chief Executive Officer of RAAC prior to the Business Combination.

Item 14.	Principal Accounting Fees and Services.

The following table shows the aggregate fees for professional services rendered to us by Grant Thornton LLP during the fiscal years ended December 31, 2022 and December 31, 2021.

	2022	2021
Audit fees	$565,048	$686,943
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$565,048	$686,943

(1)

Audit fees consist of fees for the audit of our annual financial statements, the review of our interim financial statements included in our Registrations Statements on Form S-4 and Form S-1 and fees related to the Business Combination, including comfort letters and consents.

(2)

Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of audits or reviews of our financial statements and were not reported above under “Audit fees”.

(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning.
(4)	There were no other fees for fiscal years 2022 and 2021.

Policy on Audit Committee pre-approval of audit and permissible non-audit services of independent auditor

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee or the engagement is entered into pursuant to the pre-approval procedure described below.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the subsequent 12 months. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

No services were provided to us by Grant Thornton LLP other than in accordance with the pre-approval policies and procedures described above since the adoption of those policies and procedures in 2022.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The financial statements filed as part of this annual report on Form 10-K are listed in the Index to Financial Statements. Certain schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto. The Exhibits are listed in Item 15(b) below.

(b) Exhibit Index.

Exhibit Number	Description

2.1^	Agreement and Plan of Merger, dated as of February 23, 2021, by and among Revolution Acceleration Acquisition Corp, Pickup Merger Corp and Berkshire Grey, Inc. (incorporated by reference to Annex A of the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-254539), filed with the SEC on March 19, 2021).

3.1	Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39768) filed with the SEC on July 27, 2021).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-258991), filed with the SEC on September 1, 2021).

4.1	Specimen Class A Common Stock Certificate of the Company (incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-254539), filed with the SEC on March 19, 2021).

4.2	Warrant Agreement, dated December 7, 2020, between Continental Stock Transfer & Trust Company and RAAC (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K (File No. 001-39768) filed with the SEC on December 10, 2020).

4.3	Specimen Warrant Certificate of RAAC (Included in Exhibit 4.2).

4.4†	Description of Securities of Berkshire Grey, Inc.

4.5	Warrant to Purchase Common Stock, issued July 29, 2022, by and between Berkshire Grey, Inc. and FCJI, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K (File No. 001-39768) filed with the SEC on August 2, 2022).

10.1	Amended and Restated Registration Rights Agreement, dated as of July 21, 2021, by and among the Company, RAAC Management LLC, Steven A. Museles, Phyllis R. Caldwell, Jason M. Fish, Andrew Wallace and certain former stockholders of Legacy Berkshire Grey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39768) filed with the SEC on July 27, 2021).

10.2	Form of Subscription Agreement, entered into between RAAC and each of several investors in connection with the Business Combination (incorporated by reference to Exhibit 10.1 of RAAC’s Form 8-K (Reg. No. 001-39768), filed with the SEC on February 24, 2021).

10.3+	Employment Agreement, dated October 28, 2019, between Berkshire Grey and Steven Johnson (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-254539), filed with the SEC on May 14, 2021).

10.4+	Employment Agreement, dated October 25, 2013, between Berkshire Grey and Thomas Wagner (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-254539), filed with the SEC on May 14, 2021).

Exhibit Number	Description

10.5^	Master Agreement for Automated Material Handling Solution, dated January 31, 2018, between Berkshire Grey and Target Corporation (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-254539), filed with the SEC on May 14, 2021).

10.6+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K (File No. 001-39768) filed with the SEC on July 27, 2021).

10.7+	2021 Stock Option and Incentive Plan for Berkshire Grey, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K (File No. 001-39768) filed with the SEC on July 27, 2021).

10.8	Transaction Agreement, dated as of July 29, 2022, by and between Berkshire Grey, Inc. and FCJI, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on From 8-K (File No. 001-39768) filed on August 2, 2022)

10.9	Purchase Agreement, dated as of October 5, 2022, by and between Berkshire Grey, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-3978) filed on October 5, 2022)

10.10	Registration Rights Agreement, dated October 5, 2022, by and between Berkshire Grey, Inc. and Lincoln Park Capital Fund, LLC (incporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-3978) filed on October 5, 2022)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39768) filed on July 27, 2021).

23.1†	Consent of Grant Thornton LLP, independent registered public accounting firm of Berkshire Grey, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Filed previously with the Original Report.
††	Furnished previously with the Original Report.
+	Exhibit is a management contract or compensatory plan or arrangement.
^	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERKSHIRE GREY, INC.

Date: May 1, 2023	By:	/s/ Mark Fidler
Name: Mark Fidler
Title: Chief Financial Officer