Form 10-Q
period 2023-03-31
Berkshire Grey, Inc.
filed 2023-05-11
CIK 1824734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, the registrant had 237,024,217 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class C common stock, par value $0.0001 per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BERKSHIRE GREY, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except for share data)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$38,739	$64,322
Accounts receivable	12,135	5,006
Inventories, net	11,483	8,090
Deferred fulfillment costs	9,917	3,971
Prepaid expenses	3,421	4,293
Contract assets	7,854	7,333
Other current assets	988	1,254
Total current assets	84,537	94,269
Property and equipment, net	9,885	10,810
Operating lease right-of-use assets	7,257	7,485
Restricted cash	1,254	1,254
Other non-current assets	23	23
Total assets	$102,956	$113,841
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,614	$5,290
Accrued expenses	11,056	10,698
Contract liabilities	27,868	15,923
Other current liabilities	1,060	1,039
Total current liabilities	47,598	32,950
Share-based compensation liability	2,139	1,089
Warrant Liabilities	4,875	885
Operating lease liabilities, noncurrent	8,314	8,590
Total liabilities	$62,926	$43,514
Stockholders’ equity:
Common stock – Class A shares, $0.0001 par value; 385,000,000 shares authorized, 236,695,241 and 234,844,952 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively; Class C shares, par value $0.0001, 5,750,000 shares issued and outstanding as of March 31 2023 and December 31, 2022	25	25
Additional paid-in capital	484,411	478,219
Accumulated deficit	(444,367)	(407,878)
Accumulated other comprehensive (loss)	(39)	(39)
Total stockholders’ equity	40,030	70,327
Total liabilities and stockholders’ equity	$102,956	$113,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BERKSHIRE GREY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except for share data)

	For the Three Months Ended March 31,
	2023	2022
Revenue (see Note 8 for related party transactions)	$6,309	$5,492
Cost of revenue (see Note 8 for related party transactions)	8,306	6,696
Gross loss	(1,997)	(1,204)
Operating expenses:
General and administrative expense	10,149	7,662
Sales and marketing expense	5,724	1,489
Research and development expense	14,748	20,343
Total operating expenses	30,621	29,494
Loss from operations	(32,618)	(30,698)
Other income (expense):
Interest income, net	111	7
Change in fair value of warrant liabilities	(3,990)	7,183
Other income (expense), net	10	(48)
Net loss before income taxes	(36,487)	(23,556)
Income tax	2	10
Net loss	$(36,489)	$(23,566)
Other comprehensive loss:
Net foreign currency translation adjustments	—	(7)
Total comprehensive loss	$(36,489)	$(23,573)
Net loss per common share (Class A and C) – basic and diluted	$(0.15)	$(0.10)
Weighted average shares outstanding – basic and diluted	241,599,990	231,990,998

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BERKSHIRE GREY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common stock				Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Class A Shares	Amount	Class C Shares	Amount	capital	deficit	(loss)	equity
Balance – December 31, 2022	234,844,952	$25	5,750,000	$—	$478,219	$(407,878)	$(39)	$70,327
Proceeds from exercise of stock options	1,850,289	—	—	—	480	—	—	480
Reclassification of restricted stock to equity	—	—	—	—	279	—	—	279
Stock-based compensation	—	—	—	—	4,152	—	—	4,152
FedEx warrant provision	—	—	—	—	1,281	—	—	1,281
Net loss	—	—	—	—	—	(36,489)	—	(36,489)
Balance – March 31, 2023	236,695,241	25	5,750,000	—	484,411	(444,367)	(39)	40,030

Balance – December 31, 2021	225,428,187	$24	5,750,000	$—	$449,307	$(305,084)	$(16)	$144,231
Proceeds from exercise of stock options	1,296,415	—	—	—	823	—	—	823
Reclassification of restricted stock to equity			—		706	—	—	706
Stock-based compensation	—	—	—	—	4,408	—	—	4,408
Other comprehensive income (loss)	—	—	—	—	—	—	(7)	(7)
Net loss	—	—	—	—	—	(23,566)	—	(23,566)
Balance – March 31, 2022	226,724,602	$24	5,750,000	$—	$455,244	$(328,650)	$(23)	$126,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BERKSHIRE GREY, INC.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

(in thousands, except for share data)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,489)	$(23,566)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,085	760
Loss on disposal of fixed assets	—	12
Change in fair value of warrants	3,990	(7,183)
Foreign currency transactions	(11)	33
Stock-based compensation	5,482	(1,838)
FedEx warrant provision	1,710	—
Change in operating assets and liabilities
Accounts receivable	(7,129)	(1,962)
Inventories	(3,393)	(1,249)
Deferred fulfillment costs	(5,946)	(13,552)
Contract assets	(521)	1,598
Prepaid expenses and other assets	940	(1,469)
Accounts payable	2,308	348
Accrued expenses	354	(553)
Contract liabilities	11,945	16,417
Other liabilities	(256)	(34)
Net cash used in operating activities	(25,931)	(32,238)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(140)	(46)
Net cash used in investing activities	(140)	(46)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	480	822
Net cash provided by financing activities	480	822
Effect of exchange rate on cash	8	(46)
Net (decrease) in cash, cash equivalents, and restricted cash	(25,583)	(31,508)
Cash, cash equivalents, and restricted cash at beginning of period	65,576	171,951
Cash, cash equivalents, and restricted cash at end of period	$39,993	$140,443
NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use asset	—	(8,154)
Lease liability	—	10,287
Net investment in lease	—	884
Purchase of property and equipment included in accounts payable and accrued expenses	20	147
RECONCILIATION OF CASH AND RESTRICTED CASH WITHIN THE CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE CONSOLIDATED STATEMENTS OF CASH FLOWS ABOVE
Cash (inclusive of money market funds and cash equivalents of $30,047 and $129,172 at March 31, 2023 and 2022, respectively)	38,739	139,581
Restricted cash	1,254	862
Total cash, cash equivalents, and restricted cash	39,993	140,443

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

On July, 21, 2021, (the “Closing Date”) the Company consummated the transactions contemplated by the Agreement and Plan of Merger (the “RAAC Merger Agreement”), dated February 23, 2021, by and among Berkshire Grey Operating Company, Inc. (f/k/a Berkshire Grey, Inc.) (“Legacy Berkshire Grey"), the Company, (f/k/a Revolution Acceleration Acquisition Corp. (“RAAC”)), and Pickup Merger Corp, a Delaware corporation and a direct, wholly owned subsidiary of RAAC (“RAAC Merger Sub”). On the Closing Date, pursuant to the terms of the RAAC Merger Agreement, a business combination (the "Business Combination") between RAAC and Legacy Berkshire Grey was effected through the merger of RAAC Merger Sub with and into Legacy Berkshire Grey, with Legacy Berkshire Grey surviving the merger as a wholly owned subsidiary of RAAC (the "RAAC Merger"). RAAC amended and restated its second amended and restated certificate of incorporation and its bylaws such that RAAC changed its name to “Berkshire Grey, Inc.”. Unless the context otherwise requires, references to “Legacy Berkshire Grey” refer to Berkshire Grey, Inc. (currently known as Berkshire Grey Operating Company, Inc.), a Delaware corporation, prior to the effective time of the RAAC Merger Agreement.

The Business Combination is accounted for as a reverse recapitalization with Legacy Berkshire Grey, Inc. being the accounting acquirer and RAAC as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represent the accounts of Legacy Berkshire Grey and its wholly owned subsidiaries. The shares and net loss per common share prior to the RAAC Merger have been retroactively restated as shares reflecting the exchange ratio established in the RAAC Merger (each outstanding share of Legacy Berkshire Grey, Inc. Class A common stock and Legacy Berkshire Grey preferred stock was exchanged for 5.87585 shares (the “Exchange Ratio”) of the Company’s Class A common stock).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Berkshire Grey and its subsidiaries, after elimination of all intercompany balances and transactions. The Company prepared the accompanying unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The information included in these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position, results of operations and cash flows for the periods and dates presented. Interim results are not necessarily indicative of results for the full fiscal year or any future periods.

For the Company’s subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at period-end foreign exchange rates. Revenues and expenses are translated into U.S. dollars at the average foreign exchange rates for the period. Translation adjustments are excluded from the determination of net income and are recorded in accumulated other comprehensive (loss), a separate component of stockholders’ equity.

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION (cont.)

Going Concern and Liquidity

The Company has incurred net losses and negative cash flows from operations since inception and relied upon financing activities to fund operations through the issuance of common and preferred stock. As of March 31, 2023, the Company had an accumulated deficit of $444.4 million and has generated net losses in each year.

As of March 31, 2023, the Company's liquidity sources included cash and cash equivalents of $38.7 million. Based on our current operating plan, the Company believes that its current cash and cash equivalents will need to be supplemented to allow it to meet its liquidity requirements beyond the fourth quarter of 2023.

As described more fully in Footnote 3, “Merger,” on March 24, 2023, the Company entered into an Agreement and Plan of Merger (the “SoftBank Merger Agreement”), with SoftBank Group Corp. (“SoftBank”), and Backgammon Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of SoftBank (“SoftBank Merger Sub”), pursuant to which SoftBank Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of SoftBank (the “SoftBank Acquisition”). The SoftBank Acquisition is subject to certain customary closing conditions and is expected to be consummated in the third quarter of 2023. If the SoftBank Acquisition fails to be completed, then to meet its future funding requirements, the Company would need to evaluate other alternatives to secure additional capital sufficient to fund its operating plan, in addition to any potential use of the Company’s facility with Lincoln Park Capital.

If the Company is unable to raise additional capital as and when needed, or upon acceptable terms, such failure would have a significant negative impact on its financial condition. As a result of these conditions, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and judgments include, but are not limited to, revenue recognition (including performance obligations, provisions for contract losses, variable consideration, impact of the FedEx warrant, and other obligations such as product returns), realizability of deferred fulfillment costs, inventory, warranty cost, accounting for stock-based compensation (including performance-based assessments), and accounting for income taxes and related valuation allowances. Actual results may differ from estimates.

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents consist of money market funds. Restricted cash represents cash on deposit with a financial institution as collateral for the Company’s corporate credit cards and an irrevocable standby letter of credit as security for the Company’s obligations under the lease for its headquarters in Massachusetts. The Company has included restricted cash as a non-current asset as of March 31, 2023 and December 31, 2022.

Revenue Recognition

See Note 7, "Revenue", for our revenue recognition policy.

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable and cash and cash equivalents.

2. SIGNIFICANT ACCOUNTING POLICIES (cont.)

Sales of the Company’s products are concentrated among specific customers. At March 31, 2023, and December 31, 2022, three and four customers accounted for approximately 96% and 92% of the Company’s accounts receivable balance, respectively. For the three months ended March 31, 2023, the Company generated 44%, 32% and 14% of revenues from three respective customers. For the three months ended March 31, 2022, the Company generated approximately 38%, 14%, 12%, 12% and 12% of revenues from five respective customers. The Company believes that credit risks associated with these contracts are not significant due to the customers’ financial strength.

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

Leases

Leases are accounted for in accordance with ASU No. 2016-02 ("ASU 2016-02") and its related amendments ("ASC 842"). The Company adopted ASC 842 on January 1, 2022, using the modified retrospective method, whereby the new guidance is applied prospectively as of the date of adoption and prior periods are not to be restated. The Company elected the package of practical expedients which permits the Company to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. Additionally, the Company elected the following practical expedients: the Company has elected to not separate lease components from non-lease components in its lease contract; the Company will not apply the recognition requirements of ASC 842 to its leases with lease terms of 12 months or less but rather recognize the lease expense on a straight-line basis over the lease term. The adoption of the lease standard did not change the Company's previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. Adoption of the lease standard had a material impact on the Company's consolidated balance sheet (Note 15, "Commitments and Contingencies").

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments. This may result in the earlier recognition of allowances for losses. The guidance is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The adoption of this ASU did not have a significant impact on our unaudited condensed consolidated financial statements.

3. Merger

SOFTBANK AGREEMENT AND PLAN OF MERGER

On March 24, 2023, the Company entered into the SoftBank Merger Agreement, with SoftBank and SoftBank Merger Sub, pursuant to which SoftBank Merger Sub will merge with and into the Company with the Company surviving the merger as a wholly-owned subsidiary of SoftBank. At the effective time of the merger (the “Effective Time”), each share of the Company’s Class A Common Stock and each share of the Company’s Class C Common Stock (together, the “Company Common Stock”) (other than (i) shares held in the treasury of the Company or owned by SoftBank Merger Sub, (ii) shares held by stockholders who have perfected their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law, and (iii) restricted shares that have not vested as of the Effective Time) will be converted automatically into and shall thereafter represent only the right to receive $1.40 in cash, without interest, subject to applicable withholding taxes.

The SoftBank Acquisition is conditioned upon, among other things, the approval of the SoftBank Merger Agreement by the affirmative vote of holders of at least a majority of all outstanding shares of Company Common Stock, voting together as a single class, at a meeting of the Company’s stockholders held for such purpose, the expiration of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, certain other approvals, clearances or expirations of waiting periods under other antitrust laws and foreign investment screening laws, and other customary closing conditions. The SoftBank Acquisition closing is not subject to a financing condition and is expected to close in the third quarter of 2023.

Voting and Support Agreement

In connection with the execution of the SoftBank Merger Agreement, the Company and SoftBank entered into voting and support agreements with Thomas Wagner, the Company's Chief Executive Officer, and three of the Company’s largest stockholders (certain entities related to Vinod Khosla (Khosla Ventures Seed B LP, Khosla Ventures Seed B (CF), LP, Khosla Ventures V, LP), New Enterprise Associates 15, L.P., and Canaan X, L.P.) (the “Supporting Stockholders”) under which such stockholders agreed, among other things, to vote, or cause to be voted, all of the shares of Company Common Stock beneficially owned by such stockholders in favor of (i) the approval of the SoftBank Acquisition and certain other related matters and (ii) the adoption of an amendment to the certificate of incorporation of the Company to increase the number of authorized shares of Class A Common Stock to 700,000,000 (the “Charter Amendment Approval”).

Convertible Note Purchase Agreement

Additionally, in connection with the execution of the SoftBank Merger Agreement, the Company entered into a convertible note purchase agreement (the “Note Purchase Agreement”) with Backgammon Investment Corp, a Delaware corporation and wholly owned subsidiary of SoftBank (“BIC”) under which the Company may issue to BIC up to $60 million of convertible senior unsecured notes (the “Notes”) in exchange for up to $60 million of cash, prior to the Closing and subject to certain conditions. The Note Purchase Agreement permits the Company to draw up to $12 million in any 30-day period, if the Company’s cash balance is below $30 million. The Notes will mature on the earlier of (i) six months following the termination of the SoftBank Merger Agreement and (ii) June 30, 2024, unless earlier repurchased or converted. The conversion rate for the Notes will initially be 714.2857 shares of Class A Common Stock for each $1,000 principal amount of Notes (the “Conversion Rate”), which is equivalent to an initial conversion price of approximately $1.40 per share of Class A Common Stock. The Conversion Rate is subject to adjustment under certain circumstances in accordance with the terms of the Note Purchase Agreement. The Notes will bear interest at a rate of 20.00% per year compounded semi-annually and will be payable in-kind semi-annually by increasing the principal amount of the Notes. In the event of payment defaults on interest or principal when due, the interest rate will be increased to 25.00%.

4. INVENTORIES, NET

At March 31, 2023, and December 31, 2022, inventories, net consist of $11.5 million and $8.1 million of finished goods, respectively.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Leasehold improvements	$6,414	$6,402
Machinery and equipment	898	898
Furniture and fixtures	983	983
Research and development equipment	7,157	6,126
Computer hardware and software	1,983	1,983
Construction in progress	3	1,157
Subtotal	17,438	17,549
Less: Accumulated depreciation	7,553	6,739
Property and equipment, net	$9,885	$10,810

Depreciation expense for the three months ended March 31, 2023 and 2022, was approximately $1.1 million and $0.8 million, respectively.

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Accrued compensation	$1,697	$5,146
Accrued sales taxes payable	663	192
Accrued professional services	2,673	813
Accrued materials	3,743	2,950
Accrued other	1,600	777
Accrued warranty	680	820
Accrued expenses	$11,056	$10,698

Accrued Compensation

Accrued compensation included estimated year-end employee bonuses and related employee costs of approximately $1.2 million and $4.0 million at March 31, 2023 and December 31, 2022, respectively.

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

Changes in our product warranty consist of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Beginning balance	$820	$452
Accrual (reversal) for warranty expense	(216)	(427)
Warranty costs incurred during period	76	795
Ending balance	$680	$820

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

Each customer contract is evaluated individually to determine the appropriate pattern of revenue recognition. Contracts that are recognized over time meet the criteria that the Company is creating or enhancing an asset that the customer controls. The system is delivered to the customer and control is transferred, after which point the Company performs installation and implementation services to fully integrate the system at the customer’s location. As such, revenue recognition generally begins upon delivery, continues throughout the installation and implementation period, and concludes upon customer acceptance. Revenue from customer contracts is generally expected to be recognized over a period of three to six months. There historically have been, and potentially will be in the future, customer contracts that contain obligations and timelines that result in revenue being recognized over extended periods, which may include periods greater than 12 months. For those performance obligations where revenue is recognized over time, the Company recognizes revenue as costs are incurred or as labor hours are incurred, depending on the type of contract (i.e., an input method). Installation and training services are evaluated together with the delivery of robotic fulfillment or material handling systems as a singular performance obligation. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated cost to complete. A provision for the remaining losses on contracts of $0.6 million and $2.7 million is included within contract liabilities as of March 31, 2023 and December 31, 2022, respectively.

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

Incremental costs of obtaining a contract with a customer and other costs to fulfill a contract are required to be capitalized unless the Company elects to expense contract costs with periods less than a year. The Company has elected to expense these costs of obtaining a contract as incurred when the related contract period is less than one year. The Company does not pay upfront sales commissions on contracts when the related contract period is greater than one year, thus has not capitalized any amounts as of March 31, 2023.

Non-cash stock-based sales incentive contra-revenue charges (“FedEx Warrant Charges”) associated with the FedEx Warrant are recognized as the customer makes qualified payments and vesting conditions become probable of being achieved, based on the grant date fair value of the FedEx Warrant. See note 16, "Common Stock and Warrants" for more information.

The following table disaggregates revenue by timing of transfer of goods or services:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Transferred over time	$5,257	$5,317
Transferred at a point in time	1,052	175
Total revenue	$6,309	$5,492

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

Measure of Progress

The Company periodically reviews the measure of progress used to faithfully depict the transfer of control of goods and services to customers. This review indicated the circumstances of the Company's systems delivery and installation for certain sales have changed over time and that the transfer of control to customers would be more faithfully depicted over time as cost is incurred, beginning upon delivery, and continuing through the installation process (“cost-to-cost method”) rather than based on the ratio of labor hours incurred to total estimated labor hours at the completion of the performance obligation. The Company’s assessment of control transfer considered when legal title to machinery passes to the customer, when the customer first gains beneficial use, and other indicators control has transferred. As a result, effective January 1, 2022, the Company began using a cost-to-cost methodology for some projects that commenced during the prior fiscal year. Under both the cost-to-cost and labor hours input methods the Company expects revenue to be recognized over a period of three to six months.

Deferred Fulfillment Costs and Contract Liability Balances

As of March 31, 2023 and December 31, 2022, the Company incurred $9.9 million and $4.0 million of net deferred fulfillment costs, respectively.

Changes in the contract liability balance during the three months ended March 31, 2023, were due to the Company receiving additional advanced cash payments from customer contracts and the Company recognizing revenue as performance obligations were met. The following table summarizes changes in contract liabilities during the three months ended March 31, 2023:

Contract Liabilities
(in thousands)
Contract liabilities at December 31, 2022	$15,923
Additions to contract liabilities during the period	20,380
Change in provision for contract losses	(2,126)
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	(3,809)
Amounts added to contract liabilities during the period	(2,500)
Contract liabilities at March 31, 2023	$27,868

Contract Assets
(in thousands)
Contract assets at December 31, 2022	$ 7,333
Additions to contract assets during the period	521
Contract assets at March 31, 2023	$ 7,854

8. RELATED PARTY TRANSACTIONS

In June 2019, the Company entered into two customer contracts with an affiliate of one of its primary investors. For the three months ended March 31, 2023, the Company did not recognize any revenue or cost of revenue related to these contracts. For the three months ended March 31, 2022, the Company recognized $0.7 million in revenue and less than $0.1 million in cost of revenue related to these contracts.

In October 2019, the Company issued a Partial Recourse Secured Promissory Note (the “Promissory Note”) to an executive officer for approximately $9.9 million with an interest rate of 1.86% per annum compounded annually. Under the terms of the Promissory Note, the officer was personally liable for 51% of the unpaid balance of the principal and any accrued interest. The entire principal amount was used to purchase 7,003,261 shares (as converted for the effect of the RAAC Merger) of restricted stock. The Promissory Note was collateralized by the restricted common stock. The Company determined that the entire Promissory Note must be treated as non-recourse; as such, the balance of the note and related accrued interest were not presented on the consolidated balance sheet. Refer to Note 10, "Stock-Based Compensation", for further information on the treatment of stock-based compensation related to these purchased shares.

9. STOCKHOLDER'S EQUITY

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

The Company issued 701,262 shares of Common Stock to Lincoln Park during the three months ended December 31, 2022, as consideration for its commitment to purchase shares of Common Stock at the Company’s direction from time to time under the Purchase Agreement (the “Commitment Shares,” and, together with the Purchase Shares, the “Shares”). The Purchase Agreement contains customary representations, warranties, covenants, closing conditions, indemnification and termination provisions.

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

As of March 31, 2023, the Company has sold approximately 3.4 million shares of Common Stock under the Purchase Agreement, for net proceeds of approximately $4.2 million, none of which were sold during the three-month period ending March 31, 2023.

10. STOCK-BASED COMPENSATION

In 2013, the Company adopted the Berkshire Grey, Inc. 2013 Stock Option and Stock Purchase Plan (the “2013 Plan”) under which the Company may grant incentive stock options, nonqualified stock options, restricted stock, unrestricted stock, restricted stock units, performance awards, or other awards that are convertible into or based on company stock. The maximum number of shares that may be issued under the Plan was 58,863,225 (as converted for the effect of the RAAC Merger).

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

Stock-based compensation expense recognized for all stock-based awards is reported in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of sales	$329	$334
General and administrative	1,943	1,797
Sales and marketing	2,064	(5,428)
Research and development	1,146	1,459
Total	$5,482	$(1,838)

Stock Options

The Company did not issue grants during the three months ended March 31, 2023. The Company granted 609,300 stock options during the three months ended March 31, 2022.

The following table summarizes stock option activity under the 2021 Plan for the three months ended March 31, 2023:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Outstanding at December 31, 2022	22,713,562	$1.20	6.6
Granted	—	—	—
Exercised	(1,258,100)	0.18	—
Cancelled	(103,188)	1.27	—
Forfeited	(20,079)	1.23	—
Outstanding at March 31, 2023	21,332,195	$1.26	6.7
Exercisable at March 31, 2023	15,118,508	$1.02	6.2
Vested or expected to vest at March 31, 2023	21,332,195	$1.26	6.7

As of March 31, 2023, 2,938,257 of the Options outstanding are subject to performance-based vesting criteria described below.

The total intrinsic value of options exercised in the three months ended March 31, 2023, was approximately $1.7 million.

The Company recognized approximately $0.8 million and $2.3 million in stock-based compensation expense related to stock options during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was approximately $5.7 million of total unrecognized compensation cost related to non-vested stock options. The total unrecognized compensation cost will be adjusted for future forfeitures as they occur. As of March 31, 2023, the Company expects to recognize its remaining stock-based compensation expense over a weighted-average period of 2.78 years.

10. STOCK-BASED COMPENSATION (cont.)

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

The underlying shares of Restricted Stock are not considered outstanding until the vesting conditions have been achieved. As of March 31, 2023, 4,158,282 shares of Restricted Stock have vested, and none were forfeited.

The Company recognized approximately $1.3 million in stock-based compensation expense related to the Restricted Stock during the three months ended March 31, 2023 and a reduction of stock-based compensation of $6.2 million for the three months ended March 31,2022, as a result of a decline in the Company's stock price. The expense is presented in the Company’s condensed consolidated statements of operations as sales and marketing expense. As of March 31, 2023, there was approximately $1.9 million of total unrecognized compensation cost related to the Restricted Stock.

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

The following table summarizes the restricted stock unit activity under the equity incentive plan:

	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2022	13,940,688	$3.31
Granted	152,000	$1.18
Vested	(627,037)	$4.29
Forfeited	(190,320)	$3.39
Outstanding at March 31, 2023	13,275,331	$3.24
Vested or expected to vest at March 31, 2023	13,241,427	$3.24

The Company recognized approximately $3.3 million and $2.0 million in stock-based compensation expense related to RSUs during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was approximately $37.9 million of total unrecognized compensation cost related to non-vested RSUs. As of March 31, 2023, the Company expects to recognize its remaining stock-based compensation expense over a weighted-average period of 3.1 years.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following table summarizes information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money Market funds in Cash and Cash Equivalents	$30,047	$—	$—	$30,047
Total Assets	$30,047	$—	$—	$30,047
Liabilities
Public Warrants	$3,167	$—	$—	$3,167
Private Placement Warrants	$—	$1,708	$—	$1,708
Total Liabilities	$3,167	$1,708	$—	$4,875

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money Market funds in Cash and Cash Equivalents	$53,830	$—	$—	$53,830
Total Assets	$53,830	$—	$—	$53,830
Liabilities
Public Warrants	$575	$—	$—	$575
Private Placement Warrants	$—	$310	$—	$310
Total Liabilities	$575	$310	$—	$885

Money market funds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 1 measurement within the fair value hierarchy.

As of March 31, 2023, the Company has Private Placement Warrants and Public Warrants ("Warrants") defined and discussed in Note 16, "Common Stock and Warrants". The Warrants are measured at fair value on a recurring basis. The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded. Because the transfer of Private Placement Warrants to anyone outside of the initial purchasers would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions. Accordingly, the Private Placement Warrants are classified as Level 2 financial instruments. The Public and Private Warrants were valued as of March 31, 2023 using the listed trading price of $0.33 per Public Warrant.

During the three months ended March 31, 2023, there were no transfers between Level 1, Level 2, and Level 3.

The change in fair value of warrant liabilities is as follows:

Warrant Liabilities
(in thousands)
Balance at December 31, 2022	$885
Private placement warrants and public warrants
Exercised warrants	—
Change in fair value	3,990
Balance at March 31, 2023	$4,875

12. INCOME TAXES

During the three months ended March 31, 2023 and 2022, the Company recorded no income tax benefits due to the losses incurred and the uncertainty of future taxable income.

Realization of deferred tax assets is dependent upon the generation of future taxable income. As required by ASC 740 Income Taxes, the Company evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets as of March 31, 2023 and December 31, 2022. As the Company has incurred tax losses from inception, the Company determined that it was more likely than not that the Company would not realize the benefits of federal and state net deferred tax assets. Accordingly, a full valuation allowance was established against the net deferred tax assets as of March 31, 2023 and December 31, 2022.

The Company does not believe material uncertain tax positions have arisen to date.

The Company’s effective income tax rate for the three months ended March 31, 2023 and 2022 was -0.004% and -0.05%, respectively.

13. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

Through the RAAC Merger, the Company added Class C common stock to its capital structure. Class A and Class C common stock have identical rights, including liquidation and dividend rights, except the Company’s Class C common stock is convertible into Class A common stock, and is automatically converted into Class A common stock on a one-for-one basis if the Company meets certain stock price performance thresholds following the completion of the RAAC Merger. The net loss attributable to common stockholders is allocated on a proportionate basis, and the resulting net loss per share is identical for Class A and Class C common stock under the two-class method.

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid for the three months ended March 31, 2023 or 2022. The diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents during the period. The Company’s stock options, restricted stock units, and restricted stock awards subject to vesting are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Net loss attributable to common stockholders is equivalent to net loss for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended March 31,
	2023		2022
	Class A	Class C	Class A	Class C
Numerator:
Net loss attributable to common stockholders (in thousands)	$(35,621)	$(868)	$(22,989)	$(584)
Denominator:
Weighted-average shares used in computing net loss per attributable to common stockholders, basic and diluted	235,849,990	5,750,000	226,240,998	5,750,000
Net loss per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.15)	$(0.15)	$(0.10)	$(0.10)

For the three months ended March 31, 2023, warrants, options, restricted stock units, and restricted stock awards representing approximately 40.0 million, 21.3 million, 13.3 million, and 4.2 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for both periods.

For the three months ended March 31, 2022, options, warrants, restricted stock units, and restricted stock awards representing approximately 28.4 million, 14.8 million, 6.9 million, and 3.7 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for both periods.

14. SEGMENT INFORMATION

In its operation of the business, our chief operating decision maker, who is also our Chief Executive Officer, reviews the business as one segment. The Company currently ships its products to markets in the United States. Product sales attributed to a country are based on the location of the customer to whom the products are being sold. Long-lived assets are primarily held in the United States.

Product sales by country are as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
United States	$6,309	$4,812
Japan	—	680
Total revenue	$6,309	$5,492

15. COMMITMENTS AND CONTINGENCIES

Commercial real estate leases

The Company’s portfolio of commercial real estate leases consists of office space for its corporate headquarters in Bedford, Massachusetts and office and research space in Sharpsburg, Pennsylvania, both of which are accounted for as operating leases. Our corporate headquarters consists of an approximately 70,000 square foot facility. The lease expires in 2031 and we have the option to extend for two additional five-year periods. Our lease in Sharpsburg, Pennsylvania is for an approximately 20,500 square foot facility. The remaining contractual periods for our corporate headquarters and the Sharpsburg facility are 7.9 years and 2.5 years, respectively, and include escalating payments.

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

The current and long term balances of lease liabilities at March 31, 2023, were $1.1 million and $8.3 million, respectively, and were classified within other liabilities, and operating lease liabilities, respectively. Operating lease expense was $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

Commercial real estate leases

As of March 31, 2023, future minimum rental commitments for operating leases with non-cancellable terms in excess of one year were as follows:

Operating Leases
Fiscal Years Ending December 31,	(in thousands)
Remainder of 2023	$1,101
2024	1,504
2025	1,473
2026	1,287
2027	1,326
Thereafter	4,466
Total future operating lease payments	11,157
Less: imputed interest	(1,771)
Total operating lease liabilities	$9,386

16. COmmon stock and warrants

Prior to the RAAC Merger, RAAC had three classes of authorized common stock: Class A common stock, Class B common stock, and Class C common stock. At the time of the RAAC Merger Class B shares automatically converted to Class A shares on a one-for-one basis. The shares of Class C common stock will automatically convert into shares of Class A common stock if the Company meets certain stock price performance thresholds following the completion of the RAAC Merger, on a one-for-one basis.

Class A Common Stock Warrants

As a result of the RAAC Merger, the Company is deemed to have assumed 5,166,667 warrants for Class A common stock that were sold in a private placement to RAAC Management, LLC at an exercise price of $11.50 (“Private Placement Warrants”) and 9,583,333 redeemable warrants for Class A common stock held by shareholders of RAAC at an exercise price of $11.50 (“Public Warrants”). The Public Warrants became exercisable 30 days after the consummation of the RAAC Merger and will expire five years from the consummation of the RAAC Merger or earlier upon redemption or liquidation.

The Private Placement Warrants and Public Warrants for shares of Class A common stock meet liability classification requirements since the warrants may be required to be settled in cash under a tender offer. Therefore, these warrants are classified as liabilities on the consolidated balance sheet. As of March 31, 2023, no warrants have been exercised.

As of March 31, 2023, the following Warrants were outstanding:

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

16. COmmon stock and warrants (cont.)

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

The volatility used was estimated based on a weighting average of the Company's historical volatility, the implied volatility of the Company's exchange traded warrants, and the historical volatility of comparable companies over a period matching the assumed term of the FedEx Warrant. The expected terms used were based on the term of the FedEx Warrant at the date of issuance. The risk-free interest rates used were based on the U.S. Treasury yield curve for the expected term of the FedEx Warrant at the date of issuance.

The following table summarizes the FedEx Warrant activity for the three months ended March 31, 2023:

Warrant Shares
Outstanding at December 31, 2022	23,988,085
Granted	—
Vested	—
Outstanding and unvested March 31, 2023	23,988,085

During the three months ended March 31, 2023, FedEx Warrant Charges in the consolidated statements of operations were $1.7 million. Non-cash FedEx Warrant Charges during the three months ended March 31, 2023, were $1.8 million, of which $0.1 million is classified in “Other current assets”, in the accompanying condensed consolidated balance sheets related to the immediate vesting portion of the Warrant Shares upon entry into a master professional services agreement which will be recognized as the work is performed.

17. SUBSEQUENT EVENTS

On May 1, 2023, the Company closed on its first draw under the Note Purchase Agreement with BIC in the amount of $12 million. See note 3, "Merger" for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report, and the consolidated financial statements and accompanying notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

Unless otherwise indicated or the context otherwise requires, references in this report to “Berkshire Grey,” “we,” “us,” “our,” ”the Company” and other similar terms refer to Berkshire Grey, Inc. and its consolidated subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

In addition to historical financial information, this Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained herein, including statements regarding our future results of operations and financial position, the proposed merger and financing transactions with SoftBank, the realization of our backlog, our business strategy, plans and prospects, existing and prospective products, research and development costs, timing and likelihood of success, and plans, market growth, trends, events and our objectives of management for future operations and results, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under Part I, Item 1A“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
the completion of the merger transaction and financing transaction with SoftBank;
•
the implementation of our business model and strategic plans for our business following the business combination pursuant to the terms of the RAAC Merger Agreement (the “Business Combination”);
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

Investors should also refer to our most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for future periods and Current Reports on Form 8-K as we file them with the Securities and Exchange Commission, and to other materials we may furnish to the public from time to time through Current Reports on Form 8-K or otherwise, for a discussion of risks and uncertainties that may cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.

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

Our IER capabilities are grounded in patented and proprietary technologies for robotic picking (each picking or unit handling), robotic movement and mobility (movement and storage of orders and goods), and system orchestration (which enables various intelligent subsystems to work together so that the right work is being done at the right time to meet our customer’s needs). We are a technology leader in robotics and AI automation with an intellectual property position buttressed by trade secrets supporting our technologies, and 217 U.S. and international patents issued and 342 U.S. and international patents pending in technologies including robotic picking, mobility, gripping, sensing and perception, general robot control, and differentiated supporting mechanisms. Our proprietary technologies enable us to offer holistic solutions that automate supply chain operations. Our solutions include moving goods to robots that then pick and pack ecommerce or retail orders, robotically moving and organizing inventory and orders within a warehouse or logistics facility, and robotically sorting packages and shipments.

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

To date, most of our deployments have been with large, Fortune 50 companies, where our technology and solutions in production have achieved ROI targets and other performance metrics including throughput, accuracy, equipment effectiveness, and others. Our customers include industry-leading companies such as Wal-Mart Stores, Inc. (“Wal-Mart”), Target Corporation (“Target”), FedEx Corporation (“FedEx”), TJX Companies, Inc. ("TJX"), and Homegoods Inc ("Homegoods").

For the three months ended March 31, 2023, Homegoods, FedEx and TJX comprised approximately 44%, 32% and 14% of our revenue, respectively. For the three months ended March 31, 2022 FedEx, Softbank, Wal-Mart, and TJX comprised approximately 38%, 12%, 12%, and 10% of our revenue, respectively.

While we have more than a dozen product module offerings incorporating AI and other advanced technologies, we continue to develop new technologies and product modules. The strength of our team enables this continuous development — of our approximately 280 employees as of March 31, 2023, approximately 75% have technical degrees and approximately 160 have advanced degrees.

Recent Developments

On March 24, 2023, the Company entered into an Agreement and Plan of Merger (the “SoftBank Merger Agreement”), with SoftBank Group Corp. (“SoftBank”), and Backgammon Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of SoftBank (“SoftBank Merger Sub”), pursuant to which SoftBank Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of SoftBank (the “SoftBank Acquisition”).

At the effective time of the merger (the “Effective Time”), each share of the Company’s Class A Common Stock and each share of the Company’s Class C Common Stock (together, the “Company Common Stock”) (other than (i) shares held in the treasury of the Company or owned by SoftBank Merger Sub, (ii) shares held by stockholders who have perfected their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law, and (iii) restricted shares that have not vested as of the Effective Time) will be converted automatically into and shall thereafter represent only the right to receive $1.40 in cash, without interest, subject to applicable withholding taxes.

The SoftBank Acquisition is conditioned upon, among other things, the approval of the SoftBank Merger Agreement by the affirmative vote of holders of at least a majority of all outstanding shares of Company Common Stock, voting together as a single class, at a meeting of the Company’s stockholders held for such purpose, the expiration of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, certain other approvals, clearances or expirations of waiting periods under other antitrust laws and foreign investment screening laws, and other customary closing conditions. The Closing is not subject to a financing condition and is expected to close in the third quarter of 2023.

Voting and Support Agreement

In connection with the execution of the SoftBank Merger Agreement, the Company and SoftBank entered into voting and support agreements with Thomas Wagner, the Company's Chief Executive Officer, and three of the Company’s largest stockholders (certain entities related to Vinod Khosla (Khosla Ventures Seed B LP, Khosla Ventures Seed B (CF), LP, Khosla Ventures V, LP), New Enterprise Associates 15, L.P., and Canaan X, L.P.) (the “Supporting Stockholders”) under which such stockholders agreed, among other things, to vote, or cause to be voted, all of the shares of Company Common Stock beneficially owned by such stockholders in favor of (i) the approval of the SoftBank Acquisition and certain other related matters and (ii) the adoption of an amendment to the certificate of incorporation of the Company to increase the number of authorized shares of Class A Common Stock to 700,000,000 (the “Charter Amendment Approval”).

Convertible Note Purchase Agreement

Additionally, in connection with the execution of the SoftBank Merger Agreement, the Company entered into a convertible note purchase agreement (the “Note Purchase Agreement”) with Backgammon Investment Corp, a Delaware corporation and wholly owned subsidiary of SoftBank (“BIC”) under which the Company may issue to BIC up to $60 million of convertible senior unsecured notes (the “Notes”) in exchange for up to $60 million of cash, prior to the Closing and subject to certain conditions. The Note Purchase Agreement permits the Company to draw up to $12 million in any 30-day period, if the Company’s cash balance is below $30 million. The Notes will mature on the earlier of (i) six months following the termination of the SoftBank Merger Agreement and (ii) June 30, 2024, unless earlier repurchased or converted. The conversion rate for the Notes will initially be 714.2857 shares of Class A Common Stock for each $1,000 principal amount of Notes (the “Conversion Rate”), which is equivalent to an initial conversion price of approximately $1.40 per share of Class A Common Stock. The Conversion Rate is subject to adjustment under certain circumstances in accordance with the terms of the Note Purchase Agreement. The Notes will bear interest at a rate of 20.00% per year compounded semi-annually and will be payable in-kind semi-annually by increasing the principal amount of the Notes. In the event of payment defaults on interest or principal when due, the interest rate will be increased to 25.00%.

COVID-19

The full impact of the COVID-19 pandemic on our business, financial condition and results of operations remains unpredictable due to the evolving nature of the COVID-19 pandemic and the extent of its long-term impact across industries and geographies and numerous other uncertainties. To date, the pandemic has not significantly impacted our financial condition and operations. The impact of the COVID-19 pandemic on our financial performance will depend on future developments, including the duration and spread of any future outbreaks, any new related governmental advisories and restrictions and any long-term changes in consumer behavior. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results may be materially adversely affected.

Critical Accounting Policies and Significant Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses. These estimates and judgments include, but are not limited to, revenue recognition including performance obligations, variable consideration, the impact of the FedEx Warrant, and other obligations such as warranty cost and incentives and accounting for stock-based compensation including performance-based assessments. We base these estimates and judgments on historical experience, market participant fair value considerations, projected future cash flows and various other factors that we believe are reasonable under the circumstances. Actual results may differ from our estimates. We believe that our accounting policies relating to revenue recognition and stock-based compensation are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. We have reviewed our policies and estimates to determine if our critical accounting policies and estimates for the three months ended March 31, 2023 have changed. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Summary of Recent Financial Performance

Revenue was approximately $6.3 million for the three months ended March 31, 2023, compared to approximately $5.5 million for the three months ended March 31, 2022. The increase in revenue primarily relates to fulfillment of orders placed by existing customers. Revenue in 2023 is net of $1.7 million of provisions relating to the common stock warrant granted to FedEx.

Gross loss was $2.0 million for the three months ended March 31, 2023, compared to a loss of $1.2 million for the three months ended March 31, 2022. The increase in gross loss for the three months ended March 31, 2023, was due primarily to the impact of stock warrants granted to FedEx.

Combined general and administrative, selling and marketing, and research and development expenses for the three months ended March 31, 2023, increased to $30.6 million, compared to $29.5 million for the three months ended March 31, 2022. The net increase in total operating expenses of $1.1 million was primarily driven by an increase in general and administrative costs related to expenses relating to the activities with the SoftBank Merger Agreement, and an increase in stock-based compensation partially offset by a reduction in engineering and sales and marketing costs.

The increase in stock-based compensation between the three months ended March 31, 2023, and the three months ended March 31, 2022, is primarily due to the revaluation of restricted stock awards that are treated as a liability as discussed in Note 8, "Related Party Transactions", and Note 10, "Stock-Based Compensation" of Berkshire Grey’s unaudited condensed consolidated financial statements. Stock-based compensation for restricted stock awards increased by $7.5 million. The Company reported an expense of $1.3 million and an offset to expense of $6.2 million for restricted stock for the three months ended March 31, 2023 and 2022, respectively.

Net losses were $36.5 million for the three months ended March 31, 2023, compared to $23.6 million for the three months ended March 31, 2022. The increase in net losses was primarily due to expenses relating to the SoftBank Acquisition, stock-based compensation expense, expense related to revaluation of warrant liabilities and other impacts from stock warrants granted to FedEx. These increases in net losses were partially offset by reductions in engineering and sales and marketing costs.

Results of Operations

The following is a description of significant components of our operations, including significant trends and uncertainties that we believe are important to an understanding of our business and results of operations.

Comparison of the three months ended March 31, 2023 and 2022

Revenue

Berkshire Grey generates revenue through the sale, delivery, installation of customer contracts in the United States. The following table presents revenue as well as the change from the prior period.

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Change
Revenue	$6,309	$5,492	$817	15%

Revenue was $6.3 million for the three months ended March 31, 2023, compared with revenue of $5.5 million for the three months ended March 31, 2022, an increase of $0.8 million. The increase in revenue primarily relates to fulfillment of orders placed by our existing customers. Revenue in 2023 is net of $1.7 million of provisions relating to the common stock warrant granted to FedEx. Our revenue is dependent upon our existing customers, and we expect that we will continue to derive a majority of our revenue from a limited number of significant customers in future years. No assurance can be given that our significant customers will expand their business relationship with us, will continue to do business with us, or that they will maintain their historical levels of business. If our relationship with any significant customer were to cease, then our revenues would decline and negatively impact our results of operations.

Revenue for the three months ended March 31, 2023, and 2022, excluding the impact of the FedEx warrants, was $8.0 million and $5.5 million, respectively, an increase of $2.5 million or 31%.

Cost of Revenue

The following table presents cost of revenue as well as the change from the prior period.

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Change
Cost of Revenue	$8,306	$6,696	$1,610	24%

Cost of revenue includes the cost of components and other materials that comprise the products we deploy, the cost of labor, and overhead. Total cost of revenue during the three months ended March 31, 2023 and 2022 was $8.3 million and $6.7 million, respectively, an increase of $1.6 million or 24%. The increase in total cost of revenue was driven primarily by an increase in the number of fulfilled contracts.

Gross Loss and Gross Margin

The following table presents gross loss and margin as well as the change from the prior period.

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Change
Gross Loss	$(1,997)	$(1,204)	$(793)	66%
Gross Margin	(32)%	(22)%		(10)%

Total gross loss during the three months ended March 31, 2023 and 2022, was $2.0 million and $1.2 million, respectively. Total gross margin was approximately (32)% for three months ended March 31, 2023, compared with (22)% for three months ended March 31, 2022, a decrease of 10%. The decrease in gross profit of $0.8 million and the decrease in gross margin was primarily driven by the impact of stock warrants granted to FedEx.

Gross margin for the three months ended March 31, 2023 and 2022, excluding the impact of the FedEx warrants, was (4%) and (22%) respectively. Gross margins may fluctuate significantly based on actual volumes realized in any given reporting period. By scaling our revenues, we expect to be able to lower our solution costs through increased volumes with our contract manufacturers. Additionally, we believe that scaling our revenues allows us to leverage other overhead costs, contributing towards improving overall gross margins, which, combined with lower product costs, was the main driver of the improvement in the current year, excluding the impact of FedEx warrants.

General and Administrative

The following table presents general and administrative expenses as well as the change from the prior period.

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Change
General and Administrative	$10,149	$7,662	$2,487	32%
% of Operating Expenses	33%	26%

General and administrative expenses during the three months ended March 31, 2023 and 2022, were $10.1 million and $7.7 million, respectively, an increase of $2.4 million or 32%. The increase in general and administrative expenses is primarily the result of expenses relating to the Softbank Acquisition.

Sales and Marketing

The following table presents sales and marketing expenses as well as the change from the prior period.

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Change
Sales and Marketing	$5,724	$1,489	$4,235	284%
% of Operating Expenses	19%	5%

Sales and marketing expenses during the three months ended March 31, 2023 and 2022, were $5.7 million and $1.5 million, respectively, an increase of approximately $4.2 million or 284%. The increase in sales and marketing expenses was driven by an increase in stock-based compensation expense of $7.3 million that was partially offset by a decrease of $3.0 million in salaries and related employee costs. The increase in stock-based compensation between the three months ended March 31, 2023, and the three months ended March 31, 2022, is primarily due to the revaluation of restricted stock awards that are treated as a liability as discussed in Note 8, "Related Party Transactions", and Note 10, "Stock-Based Compensation" of Berkshire Grey’s condensed consolidated financial statements.

Research and Development

The following table presents research and development expenses as well as the change from the prior period.

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Change
Research and Development	$14,748	$20,343	$(5,595)	(28)%
% of Operating Expenses	48%	69%

Research and development expenses related to conceptual formulation and design of products and processes consist primarily of salaries and related costs for our engineers, contractors and consulting expenses, costs of components and products, and occupancy and other overhead costs. Research and development expenses during the three months ended March 31, 2023 and 2022 were $14.7 million and $20.3 million, respectively, a decrease of $5.6 million or 28%. The decrease in research and development is primarily due to reductions in salaries and related employee costs.

Other (expense) Income, net

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Change
Other (expense) income, net	$(3,869)	$7,142	$(11,011)	(154)%

Other (expense) income, net during the three months ended March 31, 2023 and 2022 was a net expense of $3.9 million and net income of $7.1 million, respectively, a decrease of $11.0 million or (154%). The decrease was primarily related to the change in fair value of warrant liabilities which resulted in a loss of $4.0 million for the three months ended March 31, 2023 and income of $7.2 million for the three months ended March 31, 2022.

Income Taxes

During the three months ended March 31, 2023 and 2022, we recorded no income tax benefits due to the uncertainty of future taxable income as we have incurred net losses since inception.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA during the years presented.

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Net loss	$(36,489)	$(23,566)
Interest income, net	(111)	(7)
Income tax expense	2	10
Depreciation and amortization	1,085	760
EBITDA	(35,513)	(22,803)
Stock-based compensation	5,482	(1,838)
FedEx Warrant provision	1,710	—
Change in fair value of warrant liabilities	3,990	(7,183)
Other income (expense), net	(10)	48
Adjusted EBITDA	$(24,341)	$(31,776)

Backlog

Our order backlog as of March 31, 2023 and 2022, was valued at approximately $103.6 million and $103.3 million, respectively. Our order backlog is expected to be realized over the remainder of 2023 and into 2024. Although our backlog consists of signed contracts, the level of backlog at any particular time may not necessarily be indicative of future sales. Given the nature of our relationships with our customers, and the fact that to-date we have not entered into long-term purchase commitments with our customers, we may allow our customers to cancel or reschedule deliveries, and therefore, backlog may not be a meaningful indicator of future financial results.

Liquidity and Capital Resources

Sources of Liquidity and Capital

We have incurred a net loss in each of our annual periods since our inception. We incurred net losses of $36.5 million and $23.6 million during the three months ended March 31, 2023 and 2022, respectively. As an early-stage company, we have primarily obtained cash to fund our operations through preferred stock and common stock offerings. From inception through March 31, 2023, we have received cumulative gross proceeds from the sale of our preferred stock, common stock and warrants of $424.1 million to fund our operations. We completed the Business Combination on July 21, 2021 and received proceeds, net of transaction costs, of $192.1 million. On October 5, 2022 we entered into a purchase agreement with Lincoln Park Capital Fund which allows the Company to sell up to $75,000,000 of our common stock. As of March 31, 2023, the Company has received approximately $4.2 million from the sale of shares under this agreement.

As of March 31, 2023, our liquidity sources included cash and cash equivalents of approximately $38.7 million. Based on our current operating plan, we believe that our current cash and cash equivalents will need to be supplemented to allow us to meet our liquidity requirements through the end of the fourth quarter of 2023. As described more fully above, we expect that the SoftBank acquisition will be consummated in the third quarter of 2023. If the SoftBank acquisition is not completed, then to meet our future funding requirements, we would need to evaluate other alternatives to secure additional capital sufficient to fund our operating plan, in addition to any potential use of our facility with Lincoln Park Capital.

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

Cash Flows

The following table summarizes our cash flows during the years presented.

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Net cash used in operating activities	$(25,931)	$(32,238)
Net cash used in investing activities	(140)	(46)
Net cash provided by financing activities	480	822
Effect of exchange rate on cash	8	(46)
Net decrease in cash, cash equivalents and restricted cash	$(25,583)	$(31,508)

Cash Flows for the three months ended March 31, 2023 and 2022

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2023 was $25.9 million, primarily consisting of $36.5 million of net losses, adjusted for non-cash items, which primarily consisted of a $3.9 million loss on change in fair value of warrants, $1.7 million related to the FedEx warrant provision, $5.5 million in stock based compensation expense and $1.1 million in depreciation and amortization expense.

Net cash used in operating activities during the three months ended March 31, 2022, was $32.2 million primarily consisting of $23.6 million of net losses, adjusted for non-cash items, which primarily included a gain from the change in fair value of warrants of $7.2 million and a gain from stock-based compensation of $1.8 million partially offset by a reduction in contract liabilities of $16.4 million.

Investing Activities

Net cash used in investing activities was $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively which primarily related to the purchases of fixed assets.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2023 and 2022, was $0.5 million and $0.8 million, respectively which primarily related to cash received from stock option exercises.

Contractual Obligations

Our lease portfolio includes leased offices and facilities. Refer to Note 15, "Commitments and Contingencies" of our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our future minimum lease obligations. As of March 31, 2023, we did not have any long-term debt.

Recent Accounting Pronouncements

See Note 2, "Significant Accounting Policies", in the Unaudited Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

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

We regularly monitor the forecast of non-U.S. dollar expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency contracts, should be taken to minimize the impact of fluctuating exchange rates on our results of operations. We have not entered into any foreign currency contracts as of March 31, 2023.

Interest Rate Sensitivity

At March 31, 2023, we had unrestricted cash and cash equivalents of $38.7 million held in money market funds. Due to the short-term nature of these investments, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of March 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 29, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1+

Agreement and Plan of Merger, dated March 24, 2023, by and between Berkshire Grey, Inc., SoftBank Group Corp. and Backgammon Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2023).

10.1	Form of Voting and Support Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2023).

10.2

Note Purchase Agreement, dated March 24, 2023, by and between Berkshire Grey, Inc. and Backgammon Investment Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
**	Furnished herewith.
+	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berkshire Grey, Inc.

Date: May 11, 2023	By:	/s/ Thomas Wagner
Thomas Wagner
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Mark Fidler
Mark Fidler
Chief Financial Officer (Principal Financial Officer)